Form 10-Q
period 1995-07-02
POLK AUDIO INC
filed 1995-08-03
CIK 793982

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended    JULY 2, 1995
                     --------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number:    0-14729
                        --------------


                                POLK AUDIO, INC.
          ------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


             MARYLAND                                          52-0954180
    ------------------------------                     -------------------------
    (State or other jurisdiction                           (I.R.S. Employer
    incorporation or organization)                        Identification No.)


               5601 METRO DRIVE,  BALTIMORE, MARYLAND      21215
          ------------------------------------------------------------
            (Address and principal executive offices)    (Zip code)

                                 (410) 358-3600
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   /X/ Yes    / / No

Number of shares of common stock of the registrant outstanding as of August 3,
1995:   1,632,035 SHARES.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                       POLK AUDIO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          July 2,                 March 26,
                                    Assets                                  1995                    1995
                                    ------                              (Unaudited)
                                                                        -----------              -----------
Current assets:
  Cash and short-term investments                                       $    --                      615,150
  Trade accounts receivable, net of allowance
    for doubtful accounts of $163,589 at
    July 2 and $160,287 at March 26                                        7,326,701               8,599,560
  Inventories:
    Finished goods                                                         4,490,725               4,019,699
    Work-in-process                                                          636,314                 882,336
    Raw materials and supplies                                             3,505,232               3,127,715
                                                                         -----------             -----------
      Total inventories                                                    8,632,271               8,029,750
                                                                         -----------             -----------

  Note Receivable                                                             15,000                  85,443
  Deferred income taxes                                                      470,000                 470,000
  Prepaid expenses and other current assets                                1,068,972                 456,003
                                                                         -----------             -----------
          Total current assets                                            17,512,944              18,255,906
Property and equipment, at cost less accumulated
  depreciation and amortization                                            4,038,803               3,045,095
Other assets                                                                 291,294                 644,612
Deferred income taxes                                                        278,000                 278,000
                                                                         -----------             -----------
             Total assets                                               $ 22,121,041              22,223,613
                                                                         ===========             ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
  Accounts payable, trade                                               $  3,102,917               2,522,595
  Accrued expenses and other current liabilities                           1,512,618               2,221,577
  Current portion of Long-term debt                                          400,000                 400,000
  Current portion of accrued product warranty                                253,201                 249,700
                                                                         -----------             -----------
          Total current liabilities                                        5,268,736               5,393,872

Long-term debt, net of current portion                                     2,500,000               2,400,000
Accrued product warranty, less current portion                               199,300                 193,300
Pension liability                                                             83,836                  83,836
                                                                         -----------             -----------
          Total liabilities                                                8,051,872               8,071,008

Stockholders' equity:
Common stock, par value $.01 per share. Authorized
  20,000,000 shares; issued 1,632,035 shares.                                 16,317                  16,320
Additional paid-in-capital                                                    82,986                 302,514
Foreign currency translation adjustment                                       (5,810)                (27,177)
 Retained earnings                                                        13,975,676              13,860,948
                                                                         -----------             -----------
          Total stockholders' equity                                      14,069,169              14,152,605
                                                                         -----------             -----------
            Total liabilities and stockholders' equity                  $ 22,121,041              22,223,613
                                                                         ===========             ===========

          See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                  (Unaudited)


                                                                   Quarter ended
                                                       -----------------------------------
                                                          July 2,                June 26,
                                                           1995                   1994
                                                        (14-Weeks)              (13-Weeks)
                                                       ------------            ------------
Net sales                                               $ 9,742,321            $ 6,695,431
Cost of goods sold                                        5,569,885              4,003,052
                                                       -------------           ------------

    Gross profit                                          4,172,436              2,692,379

Selling, research, general and                            4,313,345              3,241,970
  administrative expenses                              -------------           ------------


    Operating loss                                         (140,909)              (549,591)

Other income (expense):
  Interest income                                            22,912                  7,327
  Other, net                                                  --                     4,024
  Interest expense                                          (58,805)                 --
                                                       -------------           ------------
  Total other income (expense)                              (35,893)                11,351
                                                       -------------           ------------

    Losses before
      income taxes                                         (176,802)              (538,240)

Income tax benefit                                          (72,000)              (197,984)
                                                       -------------           ------------

    Net loss                                               (104,802)              (340,256)

Retained earnings at beginning
 of period                                               14,080,478             12,409,012
                                                       -------------           ------------

Retained earnings at end of
 period                                                 $13,975,676            $12,068,756
                                                       -------------           ------------

    Loss per share                                         $(.06)                 $(.21)
     (note 2)                                              ======                 ======



         See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                             Three months ended
                                                                                        ----------------------------
                                                                                           July 2,         June 26,
                                                                                            1995             1994
                                                                                         (14-Weeks)       (13-Weeks)
                                                                                        -----------      -----------
Cash flows from operating activities:
  Net losses                                                                         $    (104,802)       (340,256)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                        461,638         317,171
      Gain on sale of fixed assets                                                           1,093           --
      Increase (decrease) from changes in:
        Accounts receivable                                                              1,272,859       1,476,273
        Inventories                                                                       (602,522)       (819,018)
        Income taxes recoverable or payable                                                (85,739)       (237,111)
        Prepaid expenses and other current assets                                         (527,230)       (170,331)
        Accounts payable, trade                                                            580,321         677,075
        Accrued product warranty                                                             9,501          (2,500)
        Accrued expenses and other current
          liabilities                                                                     (708,960)       (266,432)
        Other                                                                               (1,733)        (20,735)
                                                                                       ------------    ------------

          Net cash provided by operating activities                                        294,426         614,136
                                                                                       ------------    ------------

Cash flows from investing activities:
  Repayments of notes receivable                                                            70,443           --
  Purchases of property and equipment                                                   (1,454,704)       (387,546)
  (Increase) decrease in other assets                                                      353,318         (98,802)

                                                                                       ------------    ------------
          Net cash used in investing
           activities                                                                   (1,030,943)       (486,348)
                                                                                       ------------    ------------

Cash flows from financing activities -
  Increases in long-term notes payable                                                   1,000,000           --
  Payments on long-term notes payable                                                     (900,000)
                                                                                       ------------     -----------
             Net cash provided by financing
             activities                                                                    100,000           --
                                                                                       ------------     -----------
          Net increase (decrease) in cash and cash
             equivalents                                                                  (636,517)        127,788

Effect of exchange rate changes on                                                          21,367           --

Cash and cash equivalents, beginning of period                                             615,150       1,028,696
                                                                                      -------------     -----------

Cash and cash equivalents, end of period                                             $       --          1,156,484
                                                                                      =============    ============


          See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


(1)    Consolidated financial statements

       The consolidated financial statements included herein do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the Notes to Financial Statements set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 1995.

       In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

       The results of operations and cash flows for the periods ended July 2, 1995 and June 26, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.



(2)    Earnings per share

       Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The number of shares used in the computations for the three month periods were 1,632,035 in fiscal 1996 and 1,596,035 in fiscal 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       For the first quarter of fiscal 1996, net losses were $(104,802) or $(.06) per share, compared with net losses of $(340,256), or $(.21) per share, for the first quarter of fiscal 1995. The following table presents the components of net losses as a percentage of net sales for the periods indicated.

                                              Quarter ended
                                       ------------------------------
                                        July 2,            June 26,
                                         1995                1994
                                      (14 Weeks)          (13 Weeks)
                                                (Unaudited)
                                       ------------------------------
    Net sales                           100.0 %             100.0 %
    Cost of goods sold                  (57.2)              (59.8)
                                        ------              ------
       Gross profit                      42.8                40.2
    Selling, research, general
      & administrative expenses         (44.3)              (48.4)
                                        ------              ------
       Operating income                  (1.5)               (8.2)
    Other income, net                    (0.3)                0.2
                                        ------              ------
       Loss before income
        taxes                            (1.8)               (8.0)
    Income taxes                          0.7                 3.0
                                        ------              ------

      Net loss                           (1.1)%              (5.0)%
                                        ======              ======


NET SALES AND COST OF GOODS SOLD

       Net sales increased 45.5% to $9,742,321 for the fourteen-week first quarter of fiscal 1996 as compared to the thirteen-week first quarter of fiscal 1995. The increase in net sales resulted from higher demand experienced in the domestic, export and military markets. This increased demand, in part, is related to new product introductions during the first quarter of fiscal 1996 coupled with increased distribution and stronger world economic conditions as compared with the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

       Cost of goods sold, as a percentage of net sales, decreased to 57.2% for the first quarter of fiscal 1996 from 59.8% for the first quarter of fiscal 1995. The decrease in cost of goods sold, as a percentage of net sales, primarily resulted from decreases in direct labor costs and from the higher absorption of factory overhead costs, partially offset by higher direct material costs when compared with the prior year.


SELLING, RESEARCH, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, research, general and administrative (SRG&A) expenses increased 33% to $4,313,345 for the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. As a percentage of net sales, SRG&A expenses decreased to 44.3% for the first quarter of fiscal 1996 from 48.4% for the first quarter of fiscal 1995. The increase in SRG&A expenses resulted primarily from higher variable selling costs resulting from the increase in net sales, higher sales promotion costs and higher research and development expenses in addition to an increase in costs incurred for an additional week in the fourteen-week first quarter in fiscal 1996 compared with the thirteen-week first quarter of fiscal 1995.


OTHER INCOME AND EXPENSE AND INCOME TAXES

       Other income (expense) was $(35,893) for the first quarter of fiscal 1996 as compared to $11,351 for the first quarter of fiscal 1995. The change in other income (expense) was largely a result of interest costs incurred on higher bank loan borrowings during the quarter when compared with the prior year. Income taxes, as a percentage of earnings before income taxes, were 40.7% for the first quarter of fiscal 1996 compared to 36.8% for the first quarter of fiscal 1995. The increase in income taxes, as a percentage of earnings before income taxes, primarily results from higher state income taxes and certain lower federal tax credits anticipated for fiscal 1996.


SEASONALITY

       The home audio market is somewhat seasonal, with the majority of the Company's sales and earnings occurring historically in the quarters ending December and March.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

       The Company has historically financed its operations through cash generated by operations, term loan borrowings, revolving credit line borrowings and normal trade credit extended by its suppliers.

Net cash provided by operating activities during the first quarter of fiscal 1996 was $294,426. As of July 2, 1995, the Company's working capital was $12,244,208 and its current ratio was 3.3 to 1. In addition, the Company presently has an unsecured revolving credit agreement with a commercial bank providing for maximum borrowings of $5,000,000, of which $4,000,000 was available at July 2,1995, and an unsecured five-year term loan agreement with the same bank for $2,000,000, $1,900,000 was outstanding at July 2, 1995. The Company believes working capital and temporary borrowings from its credit agreement will be sufficient to meet its current operating needs and anticipated capital expenditures for the remainder of fiscal 1996.


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit 27
    - Financial Data Schedule

(b) Reports on Form 8-K:

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          POLK AUDIO, INC.
                                          ----------------
                                          (Registrant)



August 3, 1995                      /S/   George M. Klopfer
                                    --------------------------------
                                          George M. Klopfer
                                          President & CEO


                                    /S/   Gary B. Davis
                                    --------------------------------
                                          Gary B. Davis
                                          Chief Financial Officer
                                          and Chief Accounting
                                          Officer

                                EXHIBIT INDEX


EX-NO.                       DESCRIPTION
- ------                       -----------
EX-27                        Financial Data Schedule