Form 10-Q
period 1995-10-01
POLK AUDIO INC
filed 1995-11-14
CIK 793982

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the period ended    OCTOBER 1, 1995
                     -------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number:    0-14729
                       ---------------

                                POLK AUDIO, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

          MARYLAND                                   52-0954180
------------------------------                -------------------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification No.)

           5601 METRO DRIVE,  BALTIMORE, MARYLAND      21215
        -------------------------------------------------------
        (Address and principal executive offices)    (Zip code)

                                 (410) 358-3600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               /X/ Yes    / / No

Number of shares of common stock of the registrant outstanding as of
November 14, 1995:   1,632,035 SHARES.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                       POLK AUDIO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     October 1,    March 26,
                                    Assets             1995         1995
                                    ------          (Unaudited)
                                                    -----------  -----------
Current assets:
 Cash and short-term investments                   $      --         615,150
 Trade accounts receivable, net of allowance
  for doubtful accounts of $154,954 at
  October 1 and $160,287 at March 26                 10,224,786    8,599,560
 Inventories:
   Finished goods                                     3,523,552    4,019,699
   Work-in-process                                      488,230      882,336
   Raw materials and supplies                         3,677,383    3,127,715
                                                    -----------  -----------
    Total inventories                                 7,689,165    8,029,750
                                                    -----------  -----------

 Note receivable                                          --          85,443
 Deferred income taxes                                  470,000      470,000
 Prepaid expenses and other current assets            1,081,951      456,003
                                                    -----------  -----------
      Total current assets                           19,465,902   18,255,906
Property and equipment, at cost less accumulated
 depreciation and amortization                        4,418,125    3,045,095
Other assets                                            335,265      644,612
Deferred income taxes                                   278,000      278,000
                                                    -----------  -----------
        Total assets                               $ 24,497,292   22,223,613
                                                    ===========  ===========
                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
 Current portion of long-term debt                 $    400,000      400,000
 Accounts payable, trade                              4,336,223    2,522,595
 Current portion of accrued product warranty            256,702      249,700
 Accrued expenses and other current liabilities       1,520,795    2,221,577
                                                    -----------  -----------
      Total current liabilities                       6,513,720    5,393,872

Long-term debt, net of current portion                3,500,000    2,400,000
Accrued product warranty, less current portion          208,300      193,300
Pension liability                                        83,836       83,836
                                                    -----------  -----------
      Total liabilities                              10,305,856    8,071,008
                                                    -----------  -----------

Stockholders' equity:
Common stock, par value $.01 per share. Authorized
  20,000,000 shares; issued 1,632,035 shares.            16,317       16,320
Additional paid-in-capital                              302,514      302,514
Foreign currency translation adjustment                  (3,558)     (27,177)
 Retained earnings                                   13,876,163   13,860,948
                                                    -----------  -----------
      Total stockholders' equity                     14,191,436   14,152,605
                                                    -----------  -----------
        Total liabilities and stockholders' equity $ 24,497,292   22,223,613
                                                    ===========  ===========


   See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                  (Unaudited)


                                     Quarter ended            Six Months Ended
                                ------------------------  -----------------------
                                   Oct 1,      Sept 25,     Oct 1,      Sept 25,
                                   1995          1994        1995         1994
                                (13-Weeks)    (13-Weeks)  (27-Weeks)  (26-Weeks)
                               -----------   ----------- ----------- -----------
Net sales                      $11,239,712   10,280,382  20,982,033  16,975,813
Cost of goods sold               6,422,386    5,653,720  11,992,272   9,656,771
                               -----------   ----------  ----------  ----------

    Gross profit                 4,817,326    4,626,662   8,989,761   7,319,042

Selling, research, general and
 administrative expenses         4,567,216    3,860,260   8,880,560   7,102,230
                               -----------   ----------  ----------  ----------
Operating income                   250,110      766,402     109,201     216,812

Other income (expense):
 Interest income                    15,928        6,810      38,840      14,136
 Other, net                         (2,144)      17,796      (6,762)     21,820
 Interest expense                  (60,877)      (2,500)   (115,064)     (2,500)
                               ------------  ----------- ----------- -----------

 Total other income(expense)       (47,093)      22,106     (82,986)     33,456
                               ------------  -----------  ---------- ----------

    Earnings before
     income taxes                  203,017      788,508      26,215     250,268

Income taxes                        83,000      287,000      11,000      89,016
                                 ---------  -----------   ---------- ----------

    Net earnings                   120,017      501,508      15,215     161,252

Retained earnings at beginning
 of period                      13,756,146   12,068,756  13,860,948  12,409,012
                               -----------   ----------  ----------  ----------

Retained earnings at end of
 period                        $13,876,163   12,570,264  13,876,163  12,570,264
                               ===========   ==========  ==========  ==========

    Earnings per share             $.07         $.30        $.01        $.10
                                  ======       ======      ======      ======
         (note 2)


See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                      Six months ended
                                                 --------------------------
                                                     Oct 1,       Sept 24,
                                                      1995          1994
                                                   (27-Weeks)    (26-Weeks)
                                                  -----------   -----------
Cash flows from operating activities:
 Net earnings                                      $    15,215      161,252
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                       985,301      684,879
   Gain on sale of fixed assets                         (9,880)      (6,000)
   Increase (decrease) from changes in:
    Accounts receivable                             (1,625,226)  (1,613,465)
    Inventories                                        340,585   (1,576,499)
    Income taxes recoverable or payable               (148,313)      24,150
    Prepaid expenses and other current assets         (477,634)    (234,215)
    Accounts payable, trade                          1,813,628    1,312,308
    Accrued product warranty                            22,002        5,000
    Accrued expenses and other current
     liabilities                                      (700,783)     354,839
    Other                                                --         (34,622)
                                                   -----------   ----------

     Net cash provided by (used in)operating
      activities                                       214,895     (922,373)
                                                    ----------   ----------

Cash flows from investing activities:
 Decrease in notes receivable                           85,443         --
 Purchases of property and equipment                (2,358,331)    (764,720)
 (Increase) decrease in other assets                   309,347      (97,603)
 Proceeds from sale of property and equipment            9,880        6,000
                                                    -----------   ---------
     Net cash used in investing
      activities                                    (1,953,661)    (856,323)
                                                   -----------   ----------

Cash flows from financing activities:
  Increases in long-term notes payable               2,100,000      750,000
  Payments on long-term notes payable               (1,000,000)        --
                                                   -----------   ----------
      Net cash provided by financing
      activities                                     1,100,000      750,000
                                                   -----------   ----------

     Net decrease in cash and cash
      equivalents                                     (638,766)  (1,028,696)

Effect of exchange rate changes on cash                 23,616         --

Cash and cash equivalents, beginning of period         615,150    1,028,696
                                                   ------------  ----------

Cash and cash equivalents, end of period          $      --           --
                                                   ============  ==========


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

         The results of operations and cash flows for the periods ended October 1, 1995 and September 25, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.



(2) Earnings per share

     Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The number of shares used in the computations for the six month periods were 1,710,861 in fiscal 1996 and 1,659,954 in fiscal 1995. Dilutive stock options granted to employees are treated as common stock equivalents.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Net earnings of $120,017 or $.07 per share, for the second quarter of fiscal 1996 decreased from $501,508, or $.30 per share, for the second quarter of fiscal 1995. Net earnings of $15,215, or $.01 per share, for the first six months of fiscal 1996 decreased from $161,252, or $.10 per share, for the first six months of fiscal 1995. The following table presents the components of net earnings as a percentage of net sales for the periods indicated.

                                                  Quarter ended       Six months ended
                                              --------------------- ---------------------
                                                Oct. 1,   Sept. 25,  Oct. 1,    Sept. 25,
                                                 1995       1994       1995       1994
                                              (13 weeks) (13 weeks) (27 weeks)  (26 weeks)
                                                   (Unaudited)           (Unaudited)
                                              --------------------- ----------------------
  Net sales                                    100.0 %    100.0 %    100.0 %    100.0 %
  Cost of goods sold                           (57.2)     (55.0)     (57.2)     (56.9)
                                               ------     ------     ------     ------
    Gross profit                                42.8       45.0       42.8       43.1
  Selling, research, general
   & administrative expenses                   (40.6)     (37.6)     (42.3)     (41.8)
                                               ------     ------     ------     ------
    Operating income                             2.2        7.4        0.5        1.3
  Other income, net                             (0.4)       0.3       (0.4)       0.2
                                               ------     ------     ------     ------
    Earnings before income
     taxes                                       1.8        7.7        0.1        1.5
  Income taxes                                  (0.7)      (2.8)      (0.0)      (0.5)
                                               ------     ------     ------     ------

    Net earnings                                 1.1 %      4.9 %      0.1 %      1.0 %
                                               ======     ======     ======     ======


NET SALES AND COST OF GOODS SOLD

   Net sales increased 9.3% to $11,239,712 for the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995, and increased 23.6% to $20,982,033 for the first six months of fiscal 1996 as compared to the first six months of fiscal 1995. The increase in net sales resulted from higher demand experienced primarily in the domestic markets with contributing increased demand in the export markets. This increased demand is related to several new product introductions throughout fiscal 1996 coupled with increased distribution. Although net sales increased as compared to the prior year, net sales fell short of budgeted sales as a result of late introductions of new products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

   Cost of goods sold, as a percentage of net sales, increased to 57.2% for the second quarter of fiscal 1996 from 55.0% for the second quarter of fiscal 1995, and increased to 57.2% for the first six months of fiscal 1996 from 56.9% for the first six months of fiscal 1995. The increase in cost of goods sold, as a percentage of net sales, primarily resulted from increases in direct material costs partially offset by decreases in direct labor costs.


SELLING, RESEARCH, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, research, general and administrative (SRG&A) expenses increased 18.3% to $4,567,216 for the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995, and increased 25.0% to $8,880,560 for the first six months of fiscal 1996 as compared to the first six months of fiscal 1995. As a percentage of net sales, SRG&A expenses increased to 40.6% for the second quarter of fiscal 1996 from 37.6% for the second quarter of fiscal 1995, and increased to 42.3% for the first six months of fiscal 1996 from 41.8% for the same period of fiscal 1995. The increase in SRG&A expenses resulted primarily from higher variable selling and shipping costs, higher marketing and promotion costs, as well as higher research and development costs.


OTHER INCOME AND EXPENSE AND INCOME TAXES

   Other income (expense) was $(47,093) for the second quarter of fiscal 1996 as compared to $22,106 for the second quarter of fiscal 1995. Other income (expense) was $(82,986) for the first six months of fiscal 1996 as compared to $33,456 for the first six months of fiscal 1995. The change in other income (expense) was mainly a result of interest costs incurred on higher bank loan borrowings during the quarter when compared to the prior year. Income taxes, as a percentage of earnings before income taxes, were 40.9% for the second quarter of fiscal 1996 and 42.0% for the first six months of fiscal 1996 compared to 36.4% for the second quarter of fiscal 1995 and 35.6% for the first six months of fiscal 1995. The increase in income taxes, as a percentage of earnings before income taxes, is primarily a result of higher state income taxes coupled with an increase in the federal tax rate.

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

   Net cash provided by operating activities during the first six months of fiscal 1996 was $214,895. As of October 1, 1995, the Company's working capital was $12,952,182 and its current ratio was 3.0 to 1. In addition, the Company presently has an unsecured revolving credit agreement with a commercial bank providing for maximum borrowings of $6,500,000, of which $4,300,000 was available at October 1, 1995. The Company also has an unsecured five-year term loan agreement with the same bank for $2,000,000, $1,700,000 was outstanding at October 1, 1995. The Company believes working capital and temporary borrowings from its credit agreement will be sufficient to meet its current operating needs and anticipated capital expenditures for the remainder of fiscal 1996.


Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Stockholders' Meeting held on July 31, 1995 the stockholders elected directors to a one-year term as follows: George M. Klopfer (1,550,452 shares voted for, 10,284 shares voted against, 81,583 shares withheld), Matthew S. Polk, Jr. (1,550,452 shares voted for, 10,284 shares voted against, 81,583 shares withheld), Craig C. Georgi (1,550,452 shares voted for, 10,284 shares voted against, 81,583 shares withheld), Wilbert H. Sirota (1,550,452 shares voted for, 10,284 shares voted against, 81,583 shares withheld), and Robert B. Barnhill, Jr. (1,550,452 shares voted for, 10,284 shares voted against, 81,583 shares withheld).

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    None

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


                                      POLK AUDIO, INC.
                                      ----------------
                                      (Registrant)



         November 14, 1995            /S/  George M. Klopfer
                                      -------------------------------
                                      George M. Klopfer
                                      President & CEO


                                      /S/  Gary B. Davis
                                      -------------------------------
                                      Gary B. Davis
                                      Chief Financial Officer