Form 10-Q
period 1995-12-31
POLK AUDIO INC
filed 1996-02-09
CIK 793982

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended    December 31, 1995
                     -----------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number:    0-14729
                        --------------

                                POLK AUDIO, INC.
          ------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


           MARYLAND                              52-0954180
-------------------------------           -------------------------
(State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)

               5601 METRO DRIVE,  BALTIMORE, MARYLAND      21215
           --------------------------------------------------------
            (Address and principal executive offices)    (Zip code)

                                 (410) 358-3600
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        /X/  Yes    / /  No
Number of shares of common stock of the registrant outstanding as of February
9, 1996:   1,632,035 SHARES.
                                                                     page 1

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                       POLK AUDIO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,  March 26,
                        Assets                         1995         1995
                        ------
                                                    (Unaudited)
                                                    -----------  -----------
Current assets:
 Cash and short-term investments                   $    562,401      615,150
 Trade accounts receivable, net of allowance
  for doubtful accounts of $166,679 at
  December 31 and $160,287 at March 26               10,099,390    8,599,560
 Inventories:
   Finished goods                                     4,380,206    4,019,699
   Work-in-process                                      883,360      882,336
   Raw materials and supplies                         4,582,522    3,127,715
                                                    -----------  -----------
    Total inventories                                 9,846,088    8,029,750
                                                    -----------  -----------

 Note receivable                                          --          85,443
 Deferred income taxes                                  470,000      470,000
 Prepaid expenses and other current assets              727,698      456,003
                                                    -----------  -----------
      Total current assets                           21,705,577   18,255,906
Property and equipment, at cost less accumulated
 depreciation and amortization                        4,418,729    3,045,095
Other assets                                            564,080      644,612
Deferred income taxes                                   278,000      278,000
                                                    -----------  -----------
        Total assets                               $ 26,966,386   22,223,613
                                                    ===========  ===========

          Liabilities and Stockholders' Equity
          ------------------------------------

Current liabilities:
 Current portion of long-term debt                    $ 400,000      400,000
 Accounts payable, trade                              5,555,433    2,522,595
 Current portion of accrued product warranty            260,203      249,700
 Accrued expenses and other current liabilities       1,581,872    2,221,577
                                                    -----------  -----------
      Total current liabilities                       7,797,508    5,393,872

Long-term debt, net of current portion                4,257,514    2,400,000
Accrued product warranty, less current portion          217,300      193,300
Pension liability                                        83,836       83,836
                                                    -----------  -----------
      Total liabilities                              12,356,158    8,071,008
                                                    -----------  -----------

Stockholders' equity:
Common stock, par value $.01 per share. Authorized
  20,000,000 shares; issued 1,632,035 shares.            16,320       16,320
Additional paid-in-capital                              302,514      302,514
Foreign currency translation adjustment                  (1,339)     (27,177)
 Retained earnings                                   14,292,733   13,860,948
                                                    -----------  -----------
      Total stockholders' equity                     14,610,228   14,152,605
                                                    -----------  -----------
        Total liabilities and stockholders' equity $ 26,966,386   22,223,613
                                                    ===========  ===========


   See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                  (Unaudited)


                                       Quarter ended          Nine Months Ended
                                 ------------------------- -----------------------
                                   Dec 31,       Dec 25,     Dec 31,     Dec 25,
                                    1995          1994        1995        1994
                                 (13-Weeks)    (13-Weeks)  (40-Weeks)  (39-Weeks)
                                -----------   ----------- ----------- -----------
Net sales                       $13,120,046   13,895,937  34,102,080  30,871,750
Cost of goods sold                7,138,436    6,976,229  19,130,708  16,633,001
                                -----------   ----------  ----------  ----------

    Gross profit                  5,981,610    6,919,708  14,971,372  14,238,749

Selling, research, general and
 administrative expenses          5,180,043    5,071,420  14,060,602  12,173,652
                                -----------   ----------  ----------  ----------
Operating income                    801,567    1,848,288     910,770   2,065,097

Other income (expense):
 Interest income                     (8,020)      14,397      30,820      28,536
 Other, net                          11,845      (24,535)      5,083      (2,715)
 Interest expense                  (103,822)     (39,017)   (218,888)    (41,517)
                                ------------  ----------- ----------- -----------

 Total other expense                (99,997)     (49,155)   (182,985)    (15,696)
                                ------------  ----------- ----------- -----------
    Earnings before
     income taxes                   701,570    1,799,133     727,785   2,049,401

Income taxes                        285,000      664,500     296,000     753,516
                                  ---------  -----------   ---------- ----------

    Net earnings                    416,570    1,134,633     431,785   1,295,885

Retained earnings at beginning
 of period                       13,876,163   12,570,264  13,860,948  12,409,012
                                -----------   ----------  ----------  ----------

Retained earnings at end of
 period                         $14,292,733   13,704,897  14,292,733  13,704,897
                                ===========   ==========  ==========  ==========

    Earnings per share             $.25          $.67        $.26        $.78
      (note 2)                   ========      ========    ========    ========



See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                      Nine months ended
                                                 ---------------------------
                                                     Dec 31,       Dec 25,
                                                      1995          1994
                                                   (40-Weeks)    (39-Weeks)
                                                  -----------   -----------
Cash flows from operating activities:
 Net earnings                                      $  431,785    1,295,885
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                    1,457,829    1,136,686
   Gain on sale of fixed assets                       (11,630)     (10,400)
   Stock option compensation                            --          40,000
    Increase (decrease) from changes in:
    Accounts receivable                            (1,499,830)  (4,087,957)
    Inventories                                    (1,816,388)  (3,128,764)
    Income taxes recoverable or payable                66,293      480,229
    Prepaid expenses and other current assets        (337,989)    (143,019)
    Accounts payable, trade                         3,032,838    2,489,388
    Accrued product warranty                           34,503       22,500
    Accrued expenses and other current
     liabilities                                     (639,705)     750,546
                                                  ------------  -----------

     Net cash provided by (used in)operating
          activities                                  717,706   (1,154,906)
                                                   ------------ -----------

Cash flows from investing activities:
 Decrease in notes receivable                          85,443       25,000
Purchases of property and equipment                (2,831,769)  (1,369,262)
(Increase) decrease in other assets                    80,532     (335,479)
 Proceeds from sale of property and equipment          11,630       10,400
                                                  -----------   ----------
     Net cash used in investing
      activities                                   (2,654,164)  (1,669,341)
                                                  -----------   -----------

Cash flows from financing activities:
  Increases in long-term notes payable              2,858,000    2,000,000
  Payments on long-term notes payable              (1,000,000)        --
  Proceeds from exercise of stock options             --           201,250
                                                  -----------   -----------
      Net cash provided by financing
      activities                                    1,858,000    2,201,250
                                                  -----------   -----------

    Net decrease in cash and cash
      equivalents                                     (78,458)    (622,997)

Effect of exchange rate changes on cash                25,709      (29,355)

Cash and cash equivalents, beginning of period        615,150    1,028,696
                                                  ------------  ----------

Cash and cash equivalents, end of period           $  562,401      376,344
                                                  ============  ==========

See accompanying notes to consolidated financial statements.
                                                                          page 4

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

         The results of operations and cash flows for the periods ended December 31, 1995 and December 25, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.



(2) Earnings per share

     Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The number of shares used in the computations for the nine month periods were 1,690,366 in fiscal 1996 and 1,667,054 in fiscal 1995. Dilutive stock options granted to employees are treated as common stock equivalents.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   Net earnings of $416,570 or $.25 per share, for the third quarter of fiscal 1996 decreased from $1,134,633, or $.67 per share, for the third quarter of fiscal 1995. Net earnings of $431,785, or $.26 per share, for the first nine months of fiscal 1996 decreased from $1,295,885, or $.78 per share, for the first nine months of fiscal 1995. The following table presents the components of net earnings as a percentage of net sales for the periods indicated.

                                  Quarter ended       Nine months ended
                              --------------------- ----------------------
                               Dec. 31,    Dec. 25,    Dec. 31,  Dec. 25,
                                1995        1994        1995       1994
                              (13 weeks) (13 weeks)  (40 weeks) (39 weeks)
                                     (Unaudited)           (Unaudited)
                                --------------------- ----------------------
  Net sales                     100.0 %    100.0 %    100.0 %    100.0 %
  Cost of goods sold            (54.4)     (50.2)     (56.1)     (53.9)
                                ------     ------     ------     ------
    Gross profit                 45.6       49.8       43.9       46.1
  Selling, research, general
   & administrative expenses    (39.5)     (36.5)     (41.2)     (39.4)
                                ------     ------     ------     ------
Operating income                  6.1       13.3        2.7        6.7
  Other expense, net             (0.8)      (0.4)      (0.5)      (0.1)
                                ------     ------     ------     ------
    Earnings before income
     taxes                        5.3       12.9        2.2        6.6
  Income taxes                   (2.1)      (4.8)      (0.9)      (2.4)
                                ------     ------     ------     ------

    Net earnings                  3.2 %      8.1 %      1.3 %      4.2 %
                                ======     ======     ======     ======



Net Sales and Cost of Goods Sold

   Net sales decreased 5.6% to $13,120,046 for the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995, but increased 10.5% to $34,102,080 for the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995. The decrease in net sales for the quarter resulted from soft domestic markets in addition to certain late product introductions. Year to date, the increased demand is related to several new product introductions throughout fiscal 1996 coupled with increased distribution, most significantly to the foreign markets. Although net sales increased as compared to the prior year, net sales fell short of budgeted sales as a result of late introductions of new products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

   Cost of goods sold, as a percentage of net sales, increased to 54.4% for the third quarter of fiscal 1996 from 50.2% for the third quarter of fiscal 1995, and increased to 56.1% for the first nine months of fiscal 1996 from 53.9% for the first nine months of fiscal 1995. The increase in cost of goods sold, as a percentage of net sales, primarily resulted from increases in direct material and overhead costs partially offset by decreases in direct labor costs.


Selling, Research, General and Administrative Expenses

   Selling, research, general and administrative (SRG&A) expenses increased 2.1% to $5,180,042 for the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995, and increased 15.5% to $14,060,602 for the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995. As a percentage of net sales, SRG&A expenses increased to 39.5% for the third quarter of fiscal 1996 from 36.5% for the third quarter of fiscal 1995, and increased to 41.2% for the first nine months of fiscal 1996 from 39.4% for the same period of fiscal 1995. The increase in SRG&A expenses resulted primarily from higher fixed selling and shipping costs, higher general administration expenses, as well as higher research and development costs.


Other Income and Expense and Income Taxes

   Other expense was $99,997 for the third quarter of fiscal 1996 as compared to $49,155 for the third quarter of fiscal 1995. Other expense was $182,985 for the first nine months of fiscal 1996 as compared to $15,696 for the first nine months of fiscal 1995. The change in other income (expense) was mainly a result of interest costs incurred on higher bank loan borrowings during the quarter when compared to the prior year. Income taxes, as a percentage of earnings before income taxes, were 40.6% for the third quarter of fiscal 1996 and 40.7% for the first nine months of fiscal 1996 compared to 36.9% for the third quarter of fiscal 1995 and 36.8% for the first nine months of fiscal 1995. The increase in income taxes, as a percentage of earnings before income taxes, is primarily a result of higher state income taxes yielding a higher effective federal tax rate.

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

   Net cash provided by operating activities during the first nine months of fiscal 1996 was $717,706. As of December 31, 1995, the Company's working capital was $13,908,069 and its current ratio was 2.8 to 1. In addition, the Company presently has an unsecured revolving credit agreement with a commercial bank providing for maximum borrowings of $6,500,000, of which $3,542,486 was available at December 31, 1995. The Company also has an unsecured five-year term loan agreement with the same bank for $2,000,000, $1,600,000 was outstanding at December 31, 1995. The Company believes working capital and temporary borrowings from its credit agreement will be sufficient to meet its current operating needs and anticipated capital expenditures for the remainder of fiscal 1996.


Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    None

(b) Reports on Form 8-K:

    Form 8-K was filed on December 22, 1995 to report the appointment of James
M. Herd as President. The President will report to the Chairman, Matthew S. Polk and the Chief Executive Officer, George M. Klopfer. There were no financial statements filed in conjunction with this filing.

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


                                      POLK AUDIO, INC.
                                      ----------------
                                      (Registrant)



         February 9, 1996             /S/ George M. Klopfer
                                      ----------------------------------
                                      George M. Klopfer
                                      Chief Executive Officer


                                      /S/ Gary B. Davis
                                      ----------------------------------
                                      Gary B. Davis
                                      Chief Financial Officer