Form 10-K
period 1996-03-31
POLK AUDIO INC
filed 1996-06-28
CIK 793982

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

 / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       or

 /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

 For the transition period from _________ to _________

 Commission File Number: 0-14729

                                POLK AUDIO, INC.
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                        52-0954180
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)

              5601 METRO DRIVE
            BALTIMORE, MARYLAND                                     21215
    (Address of principal executive offices)                     (Zip Code)


              Registrant's telephone number, including area code:
                                (410)  358-3600


Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK,
$0.01 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing bid price for the registrant's common stock, as reported by the American Stock Exchange as of June 12, 1996, was $12,052,019.

Number of shares of Common Stock of the registrant outstanding as of June 12, 1996: 1,797,035 SHARES

                           TOTAL NUMBER OF PAGES: 99
                        EXHIBIT INDEX STARTS ON PAGE: 19

                      DOCUMENTS INCORPORATED BY REFERENCE


          LOCATION IN FORM 10-K                               INCORPORATED DOCUMENT
       --------------------------                           -------------------------
PART II:
Item 5 - Market for Registrant's                            1996 Annual Report to
           Common Equity and Related                        Stockholders for the Fiscal
           Stockholder Matters                              Year ended March 31, 1996

Item 6 - Selected Financial Data                            1996 Annual Report
                                                            to Stockholders for the Fiscal
                                                            Year ended March 31, 1996

Item 7 - Management's Discussion                            1996 Annual Report
           and Analysis of Financial                        to Stockholders for the Fiscal
           Condition and Results of                         Year ended March 31, 1996
           Operation

Item 8 - Financial Statements and                           1996 Annual Report
           Supplementary Data                               to Stockholders for the Fiscal
                                                            Year ended March 31, 1996

PART III:
Item 10 - Directors and Executive                           Proxy Statement for the
            Officers of the Registrant                      1996 Annual Meeting
                                                            of Stockholders to be filed
                                                            within 120 days of the end of
                                                            the Company's fiscal year

Item 11 - Executive Compensation                            Proxy Statement for the
                                                            1996 Annual Meeting
                                                            of Stockholders to be filed
                                                            within 120 days of the end of
                                                            the Company's fiscal year

Item 12 - Security Ownership of                             Proxy Statement for the
            Certain Beneficial                              1996 Annual Meeting
            Owners and Management                           of Stockholders to be  filed
                                                            within 120 days of the end of
                                                            the Company's fiscal year

Item 13 - Certain Relationships                             Proxy Statement for the
            and Related Transactions                        1996 Annual Meeting
                                                            of Stockholders to be filed
                                                            within 120 days of the end of
                                                            the Company's fiscal year

                                     PART I

ITEM 1. BUSINESS

       Polk Audio, Inc. ("Polk" or the "Company") was organized under the laws of Maryland in 1972. Polk engineers, manufactures and markets high quality loudspeaker systems intended for use in home audio and video entertainment systems and in aftermarket automotive audio systems. The Company's loudspeaker systems are marketed under the brand names Polk Audio and Eosone.

     An electronic home entertainment system may consist of audio components (such as record players, compact disc players, receivers, cassette decks, other supporting electronics and loudspeakers) video components (such as televisions, video-cassette recorders and videodisc players) or both audio and video components combined in an integrated system which may incorporate technologies such as Dolby(R) Pro-Logic(R), Dolby AC-3(R) and DSS(R) Satellite. The Company emphasizes superior sound quality in promoting its products. The Company intends to continue to both refine and improve its existing product lines and add new models.


       MARKETS

       The Company believes that total sales to United States dealers of home loudspeaker systems in 1996 were in excess of $300 million and that the total sales to United States dealers of aftermarket automotive speaker systems (i.e., excluding products installed as original equipment in new cars) was approximately $350 million in 1996. The Company believes that significant markets for loudspeaker systems exist outside of the United States, particularly in the advanced industrial nations including Canada, Western Europe, Japan, Australia and certain other East Asian nations. The Company does not possess reliable data on the size of the market for loudspeakers installed as original equipment in automobiles.

       Loudspeaker systems vary widely in price and performance, from inexpensive products, available for as low as $70 per pair or less, offering modest performance, to very expensive products costing $10,000 or more, which reproduce recorded material as accurately as is technically feasible. Also, complete audio component systems include the Company's loudspeakers and electronic components from other manufacturers, typically ranging in retail price from as little as $200 to more than $10,000.


       PRODUCT LINES

       Polk Audio

       The Company manufactures, markets and sells eleven separate lines of loudspeaker systems under the Polk Audio brand name.

       The Signature Reference Theater "SRT" System was introduced during fiscal 1996 and retails for $9,000 per system. This is Polk Audio's flagship home theater system that incorporates five proprietary technologies, consists of 35 active drive units housed in seven enclosures, including two 300 watt powered subwoofers, and a Control Center with a wireless remote.

       The Reference Theater or "RT" Series, introduced during fiscal 1996, consists of 8 models and range in retail price from $280 to $1,000 per pair. These are value-oriented, high-quality floor standing, bookshelf and rear channel speaker systems designed to appeal to the quality-conscious consumer at lower and medium prices. The RT product line feature both new component subassemblies, developed through a joint effort with the Johns Hopkins University, and enhanced cosmetic design.

       The "LS" Series, consisting of 4 models and ranging in retail price from $600 to $1,700 per pair, are value-oriented, high-quality floor standing speaker systems designed to appeal to the quality-conscious consumer at medium prices. These product lines were introduced during fiscal 1993 and are sold primarily in the Company's export markets.

       The M Series, consisting of four models with three more planned for fiscal 1997, are known as the Multi-application Studio Monitor M3II, the M5, the All Weather M3II and the All Weather M5. The M3II, introduced in fiscal 1995, is an improved version of the original M3 introduced during fiscal 1992. The M5, introduced in 1995, is a larger version of the very popular M3II. M series models may be employed as the primary speaker in a quality high fidelity system, a video surround speaker, or a remote speaker in a secondary location. These products range in retail price from $250 to $450 per pair.

       The Center Channel/Video loudspeaker series (CS series) introduced in fiscal 1992 consists of four models. These products are magnetically shielded for use with video applications and are designed for use in increasingly popular home theater, 5-channel Dolby(R) Pro Logic(R) surround-sound systems. The CS models range in retail price from $200 to $450 per speaker.

       The Home self-powered (active) Sub-woofer series (PSW series), consists of 2 models ranging in retail price from $550 to $800 per unit. These systems were introduced during fiscal 1995 and incorporate patented High Velocity Compression Drive technology. These products have been very well received and are commonly used as enhancements in home-theater applications. The PSW models may either be purchased separately or packaged with the popular RM Series satellites and center channel speaker.

       The Reference Monitor or "RM" Series includes the RM-3000 Series II 3-piece subwoofer/satellite system, modified during fiscal 1995, with a retail price of $850 per set; the RM-5000 4-piece passive subwoofer/satellite/center channel system, modified during fiscal 1995, with a retail price of $1,100 per set; and the RM7000 4-piece active subwoofer/satellite/center channel system introduced in fiscal 1995, with a retail price of $1,350 per system. The RM satellites, center channel and subwoofer components may also be purchased separately. These are compact speaker systems designed to provide big-speaker sound in a compact package and have shown increasing popularity in recent years.

        The Architectural Reference Series, presently consisting of six models, range in retail price from approximately $150 to $570 per pair. These products are designed to be installed directly into the walls or ceilings of the consumers' homes, and are also suitable for certain types of commercial applications. They are designed to be as unobtrusive as possible so as to avoid clashing with the other decor of the environment in which they are installed. The Company provides a line of accessory grilles for these products suitable for outdoor installation.

       The DB Series, consisting of ten models with more planned during fiscal 1997, are high-end, automotive full range and Subwoofer speakers systems sold in the automotive aftermarket. The DB Series are sold as separate units or in combination as systems and range in retail price from $150 per unit to $260 per system. This product line was introduced during fiscal 1996 and replaced several products from the Mobile Monitor "MM" Series product line, introduced in 1983.

       The EX Series, consisting of twelve models, are automotive full range and Subwoofer speakers systems at lower to medium prices also sold in the automotive aftermarket. The EX Series, introduced in 1995, are sold as separate units or in combination as systems and range in retail price from $60 to $240 per system. This product category was introduced to expand the Company's product offerings in the after-market car stereo market.

       The MM Series, currently consisting of four models, are high-quality automotive speakers sold in the aftermarket. The Mobile Monitors are sold as separate units or in combination as systems and range in retail price from $100 per pair to $380 per system. These automotive systems were originally introduced in 1983, and since then the product line has continuously been expanded and improved.


       Eosone

       Eosone, founded in 1996, is a new line of home speaker systems manufactured and marketed by the Company. Many of the systems incorporate Radiant Surround Field (TM) technology, which uses drive units on the front and rear of the cabinet enclosure to reproduce sound providing a wider sound field for the listener.

       The RSF Series, consisting of three models and ranging in retail price from $700 to $2,200 per pair, are high-end floor standing speaker systems incorporating Radiant Surround Field Technology. The RSF1000, which is the flagship model in the RSF Series, incorporates a 120 watt power amplifier for perfectly matched self amplification. All RSF models are designed to be used for both music and home theater sound reproduction.

       The RSP Series, consisting of two models and priced at $550 and $750 respectively, are home self-powered (active) Sub-woofer systems. The RSP models may either be purchased separately or packaged with the RSS Series satellites and center channel speaker to create a home theater system.

       The Radiant Surround Center, or RSC300, retailing for $250 per speaker, is a magnetically shielded center channel speaker for use with video applications and is designed for use in home theater, 5-channel Dolby(R) surround-sound systems.

       The Radiant Surround Rear, or RSR350, retailing for $430 per pair, are high-quality rear speaker systems designed for use with video applications and are designed to maximize performance in use in increasingly popular home theater technologies including 5-channel Dolby(R) Pro Logic(R) and AC-3(R) Video surround-sound applications.

       The Radiant Satellite System or "RSS" Series includes the RSS-702 3-piece subwoofer/satellite system with a retail price of $850 per set; the RSS-703 4-piece subwoofer/satellite/center channel system with a retail price of $1,000 per set; and the RSS-705 6-piece subwoofer/front and rear satellite/center channel system with a retail price of $1,300 per set. The satellite speakers are magnetically shielded and are also suitable for use in home theater surround-sound systems. Each system includes the RSP910 active subwoofer system.


       RESEARCH AND DEVELOPMENT

       Many of the Company's Polk Audio products incorporate innovative features based on technology developed by or under the supervision of Matthew
S. Polk, Jr., the Company's Chairman. In addition, the Eosone product line was designed jointly with Arnold Nudell, co-founder of Genesis Technologies, Inc.
(TM), pursuant to an engineering consulting agreement.

       The Company is continuously engaged in the development of improved manufacturing and quality testing technologies with the goal of improving product quality and containing or reducing production costs. The Company employs 23 persons full time in its product and process engineering programs. The Company historically has, and may continue to, periodically subcontract for out-of-house consulting and design expertise. The Company's expenditures for research and development were approximately $3,266,000 for the fiscal year ended March 31, 1996, $2,565,000 for the fiscal year ended March 26, 1995, and $1,703,000 for the fiscal year ended March 27, 1994.


       PATENTS AND TRADEMARKS

       The Company, through its wholly-owned subsidiary, Britannia Investment Corporation, a Delaware corporation ("BIC"), formerly Polk Investment Corporation, is the holder of fifteen United States patents relating to various aspects of loudspeaker design. The Company also holds three Canadian patents, two United Kingdom patents one German patent and one Japanese patent through BIC. The Company has patents pending in the U.S. and Japan.

       Additionally, BIC holds several registered trademarks including but not limited to Polk(R), Eosone(TM), Stereo/Dimensional Array(R), the Speaker Specialists(R) and Radiant Surround Field(TM).

       The Company believes that its ultimate growth, competitive position and success in the marketplace are more dependent on its technical expertise and marketing skills than upon the ownership of patent and trademark rights. While the Company believes that the patent and trademark rights owned by BIC are valuable, there can be no assurance that any such patents or trademark registrations, as may now or hereafter exist, will ultimately be proven valid if challenged nor can any assurance be given that any pending patent or trademark applications will result in the actual granting and issuance of patents or trademark registrations.


       MARKETING

       The Company's products are differentiated from competing products by their sound quality, value, proprietary technology and styling. The Company actively promotes and advertises its Polk Audio and Eosone brand name products to stimulate consumers to seek out its products at related dealer outlets. The Company carefully selects its dealers based on their knowledge of audio products, marketing ability and financial strength, with the objective of securing their long-term sales support for the Company's product lines.

       The Company is selective in choosing its dealers because of its desire to contract with dealers who will (1) maintain a high level of knowledge about Polk's products among its sales staff, (2) enhance the quality image of the Company's products and (3) remain loyal by making consistent efforts to sell the Company's products to consumers.


       DISTRIBUTION

       Polk Audio

       The Company's home products are selectively distributed in the United States through approximately 340 dealers (some of which have multiple outlets), that are typically audio or audio/video specialist retailers. The Company's dealers usually stock and sell a broad variety of audio components including, in most cases, competing loudspeaker product lines. Often the Company's dealers also stock and sell automotive sound systems and video products. The Company seeks dealers who emphasize quality products and are knowledgeable about home entertainment products. The Company has written dealer agreements, that, among other things, require the dealer to display the Company's products properly and to employ sales staff who are knowledgeable about audio products. Generally, the dealer agreements are nonexclusive and may be terminated by either party on 30 days' notice.

       The Company is selective in choosing its dealers because of its desire to contract with dealers who will (1) maintain a high level of knowledge about Polk's products among its sales staff, (2) enhance the quality image of the Company's products and (3) remain loyal by making consistent efforts to sell the Company's products to consumers.

       The Company's products are sold to United States and NATO servicemen in Europe and in the Pacific through the Army-Air Force Exchange System. They are also exported through approximately 45 exclusive distributors to certain foreign countries, including various European, South American and Asian markets. The Company's sales to foreign customers were approximately $8,847,000, $5,159,000 and $3,933,000 for the fiscal years ended March 31,
1996, March 26, 1995 and March 27, 1994, respectively.

       The Company sells its DB, EX and MM Automotive Series products in the United States through approximately 400 dealers, including autosound specialist retailers and some of its regular home audio dealers.

       During fiscal 1995, the Company established a field sales and distribution operation in the United Kingdom and Germany. The operation was established to provide enhanced service to the Company's distributors in its European markets and currently sells directly to approximately 190 retailers in the United Kingdom, the Netherlands and Germany with more planned during fiscal 1997.


       In addition, during fiscal 1995, the Company established a field sales operation in Canada to service its retailer base which was previously serviced through a distributor. Currently, the Company sells directly to approximately 50 retailers in Canada with more planned during fiscal 1997.


       Eosone

       Eosone Products are sold in the USA exclusively through Best Buy Co., Inc.(R) (Best Buy), a large specialty retailer of consumer electronics with approximately 260 stores located throughout the United States. These stores offer a wide range of consumer electronics, personal computers, appliances and entertainment software.

       Pursuant to a dealer agreement between Best Buy and the Company, Best Buy will continue to be the exclusive USA retailer of Eosone subject to certain conditions, including but not limited to, the obligation of purchasing a minimum quantity of Eosone products during fiscal 1997 and thereafter, and providing in-store product displays and point-of-purchase sales materials.


       ADVERTISING AND SALES PROMOTION

       The Company advertises its products primarily in audio and or video enthusiast-oriented publications such as Stereo Review, Audio, Video and Home Theater Technology, the readers of which purchase audio products for themselves and may influence the purchasing decisions of others. In addition to advertising in magazines, Polk engages in other forms of promotion, including descriptive literature available in the dealers' showrooms, point of purchase sales aids, direct mail promotions and reader inquiry fulfillment programs. Additionally, the Company offers its dealers market development and promotional ad support to be used for local advertising and promotion. These resources are used for radio and television advertising, newspaper and local magazine advertising, direct mail and various other types of sales promotions.

       The Company maintains a salaried sales force who service the Company's dealers and train their sales personnel in the preferred techniques for selling the Company's products. Military markets and certain geographical markets for DB, EX and MM Automotive Series product lines are serviced by commissioned manufacturer's representatives, who typically represent other manufacturers as well as the Company.


       PRICING AND CREDIT TERMS

       The Company establishes its suggested retail prices after taking into account production and operating costs and the prices of competitive products. Pricing to Polk Audio dealers is based on a discount schedule from the suggested retail prices. The Company will run temporary price promotions to dealers in order to stimulate demand on certain products or to liquidate slow-moving or obsolete products.

     The Company's normal terms of sale for Domestic customers require payment within 30 days from the invoice date, although the Company does provide extended terms for promotional purposes of 90 days or more from invoice date. A certain percentage of sales are financed by dealers through third party floor-planning. Export transactions outside North America may be on a secured basis, including, but not limited to, irrevocable letters of credit, or on an unsecured basis depending on the customer size, financial strength and market volatility. Payment terms for export transactions generally range from 60 to 90 days or more. The Company currently insures a portion of its accounts receivable against uncollectability or the insolvency of the creditor.

       From time to time, the Company has accepted returns of unsold products from its dealers although, historically, returns of unsold products are insignificant. The Company generally does not sell to its dealers on a consignment basis.


       COMPETITION

       The market for branded loudspeaker systems is served by many manufacturers, both foreign and domestic. Many products are available over a broad price range and the market is highly fragmented and competitive. The Company distributes its products primarily through specialty retailers, although loudspeaker systems can also be purchased by consumers through mass merchandisers, department stores, mail-order merchants and catalog showrooms.

       The Company's principal competitors are other branded speaker manufacturers, which compete with the Company for dealer support, display space and untimately sales in retail outlets. These competitors include such firms as Bose Corporation; JBL and Infinity (divisions of Harman International Industries, Inc.); Acoustic Research and Advent (Divisions of International Jensen, Inc.); Boston Acoustics, Inc.; Klipsch and Associates; Yamaha Corporation and many others. Many of the Company's competitors have greater technical and financial resources and greater brand recognition than the Company.

       In addition to competition from other branded loudspeaker manufacturers, the Company's products must also compete with single-brand "rack", "mini" or "shelf" systems, which contain all the components needed to form an audio/video system, such as a receiver, cassette and/or compact disc player and loudspeakers, which may also include a furniture "rack" to house the components. Principal suppliers of rack and mini systems include Fisher (an affiliate of Sanyo), Pioneer, Technics (a brand of Matsushita Electric), Denon, Yamaha Corporation and many other, principally Asian, suppliers. Rack and mini systems are generally sold through mass merchandisers and department stores, although many of the Company's dealers also sell rack and mini systems. The Company's products are sometimes included in dealer-assembled systems which compete directly with rack systems in the Company's dealer outlets. The Company believes that sales of rack and mini systems have been substantial in recent years and that some of this success has been at the expense of the lower-priced models offered by branded speaker manufacturers. However, rack and mini system loudspeakers are typically of a much lower sonic quality than those supplied by branded manufacturers such as the Company and are designed to appeal to less demanding consumers. Because the Company is not heavily dependent for a large portion of its sales and profits on inexpensive products that would compete most directly with rack and mini systems and because the Company's sales of its inexpensive products have generally increased in recent years, the Company believes that its competitive position relative to rack systems continues to be good.

       The Company attempts to enhance its competitive position by (1) producing technically advanced products which provide unique features and superior price/performance characteristics, (2) supporting an active engineering and research program, (3) maintaining an effective and motivated network of dealers who actively promote the sale of the Company's products to the consumer and (4) actively advertising and promoting its products.


       MANUFACTURING PLANTS

       The Company's products are manufactured at facilities located in Baltimore, Maryland and in Tijuana, B.C., Mexico. In the Baltimore facility, the Company performs final assembly of certain high-end home products, warehousing and east-coast distribution. The Baltimore facility also houses the Company's principal offices, sales and marketing operations and engineering facilities. Pursuant to a contractual arrangement with Cal Pacifico, Inc. of San Diego, California ("Cal"), and Cal's Subsidiary, Central de Ensambles, S.A. de C.V.("CESA"), the Company operates an 111,000 square foot assembly, woodworking and warehousing operation located in Tijuana, B.C., Mexico. Most of the Company's manufacturing operations are housed in these Tijuana facilities. The Company's contract with CPI requires the Company to compensate Cal on a cost-plus-fee basis for substantially all of the direct costs of operating the Tijuana facility. The Company has the right at any time to purchase all the capital stock of CESA, or the assets of CESA, for nominal consideration. CESA is qualified as a shelter operator under the Mexican Maquiladora (Border Industries) Program for export industries.


       SUPPLIERS

       The Company purchases parts used in the manufacture and assembly of its products from approximately 180 suppliers, most of whom are located in the United States. The other suppliers of parts are located in Europe, South America, Central America and the Far East. Although Polk has in the past relied, in some cases, on single suppliers for certain parts, the Company could, if necessary or desirable, develop multiple sources of supply for its parts. The Company does not have long-term or exclusive purchase commitments with its suppliers and no one supplier accounted for more than 26% of the total purchases made by the Company in fiscal 1996.

       With some exceptions, the Company currently manufactures all the component subassemblies required for its various home loudspeaker system models, however, it may elect in the future to purchase part or all of its requirements in subassemblies from outside sources. The Company has imported some fully assembled DB, EX and MM Series products. Such purchases decreased from 20% of total purchases in fiscal 1995 to 17% in fiscal 1996. The Company also purchases certain subassemblies from suppliers in Japan and Taiwan. These subassembly units are incorporated into select finished products with final testing done by the Company.


       QUALITY CONTROL

       Polk's manufacturing operation includes a program of quality testing at each principal stage of subassembly and final assembly production. In some cases the Company utilizes statistical sampling methods but, in many cases, continues to test 100% of its component subassemblies and finished products in addition to periodic quality audits of finished goods in inventory.


       INVENTORY AND BACKLOG

       The Company's current policy is to attempt to maintain sufficient inventories of finished goods to fill all orders within two business days of their receipt. However, the Company's backlog of unfilled orders may at times rise significantly, either as a result of dealer orders following new product introductions which exceed initial production, dealer orders for products which are not yet in production, unforeseen fluctuations in demand, supply problems or production problems. The Company's backlog was approximately $2,057,000 and $1,296,000 at March 31, 1996 and March 26, 1995, respectively. The Company anticipates the entire backlog as of March 31, 1996 to be filled during fiscal 1997.


       WARRANTIES

       The Company warrants its Polk Audio and Eosone products (excepting car stereo products and active subwoofers) to the original retail purchaser to be free from defects in materials and workmanship for a period of five years from date of purchase by such original purchaser. The warranty period for DB, EX and Mobile Monitor automotive products is one year, while the warranty period for active subwoofer products ranges from one to five years. The warranty is a "limited warranty" insofar as it (1) imposes certain shipping costs on the consumer, (2) excludes cosmetic deficiencies, except for those evident when the product is delivered, and (3) is not transferable. The Company's normal practice is to have its dealers perform warranty service in the field, using parts supplied on an exchange basis by the Company. The Company does not normally reimburse the dealers for their labor in performing warranty service on its products. If a consumer requiring warranty service does not have ready access to a dealer, he may ship the product to the Company for warranty service.


       EMPLOYEES

       As of June 14, 1996 the Company had approximately 140 full-time employees who were engaged as follows:

                 Activity                                     Number
                 --------                                     ------
         Production and warehousing                             41
         Engineering                                            24
         Sales and marketing                                    53
         Administrative                                         22

         None of the Company's employees are represented by a collective bargaining unit and the Company believes its relations with its employees are satisfactory. In addition to their base pay, Company employees receive a variety of fringe benefits, including health, life and disability insurance, pension or profit-sharing plan participation, paid vacation, holidays and leave time.

         Except for the Company's one resident operations manager and four managers representing engineering, quality assurance, manufacturing and general plant services at the Tijuana facilities, all other employees at the Tijuana facilities, including assemblers, supervisory and clerical personnel, who numbered 209 persons in all on June 14, 1996, are CESA employees.



ITEM 2. PROPERTIES

         In August, 1986, the Company moved its operations to a new 100,000 square foot leased facility located at 5601 Metro Drive, Baltimore, Maryland 21215. This facility currently houses the Company's engineering, sales and administrative offices, east-coast distribution operations and certain manufacturing operations for high-end finished systems and related warehousing.

         In August, 1988, the Company and IMEC Corporation, which was the predecessor of Cal, set up certain subassembly operations in a 23,000 sq. ft. leased facility located in Parque Industrial La Mesa, Tijuana, B.C. Mexico. In December, 1993 the Company and Cal expanded its operations into an additional 39,000 sq. ft. leased facility located in the same industrial park as the original Tijuana facility. In November, 1994 the Company expanded its operations further to include an additional 29,000 sq. ft. leased facility in the same industrial park as both facilities noted above. In January, 1996, the Company further expanded its operations to include an additional 20,000 sq. ft. leased facility in the same industrial park as the three facilities noted above. These facilities house the woodworking, cabinet assembly, transducer and system assembly and certain warehousing functions of the Company.

         In September, 1994, the Company entered into a lease for approximately 33,000 sq. ft. located in San Diego, California. Located in this facility are the Company's west-coast distribution operations and certain quality assurance and warehousing operations. In March, 1996, to become effective April 1, 1996, the Company expanded its operations in this building to a total of approximately 49,500 sq. ft.



ITEM 3. LEGAL PROCEEDINGS

None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

Incorporated by reference to the 1996 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

Incorporated by reference to the 1996 Annual Report to Stockholders.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Incorporated by reference to the 1996 Annual Report to Stockholders.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Incorporated by reference to the 1996 Annual Report to Stockholders; see  also
PART IV, Item 14 for a list of the Financial Statements and Schedules filed as a part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company's fiscal year.


ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company's fiscal year.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Incorporated by reference to the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company's fiscal year.





                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

         1. FINANCIAL STATEMENTS (INCORPORATED BY REFERENCE TO THE 1996 ANNUAL REPORT TO STOCKHOLDERS, PAGES 5 - 13):

                 - Independent Auditors' Report.
                 - Consolidated Balance Sheets as of March 31, 1996 and  March
                     26, 1995.
                 - Consolidated Statements of Earnings for the fiscal years ended March 31, 1996, March 26, 1995 and March 27, 1994.
                 - Consolidated Statements of Changes in Stockholders' Equity
                     for the fiscal years ended March 31, 1996, March 26, 1995 and March 27, 1994.
                 - Consolidated Statements of Cash Flows for the fiscal  years ended March 31, 1996, March 26, 1995 and March 27, 1994.
                 - Notes to Consolidated Financial Statements.

         2. FINANCIAL STATEMENT SCHEDULES (INCLUDED IN THIS REPORT):
                 - Independent Auditors' Report.
                 - Schedule II - Valuation and Qualifying Accounts for the
                     fiscal years ended March 31, 1996, March 26, 1995 and March 27, 1994.

       All other schedules have been omitted because required information is not present or is not present in amounts sufficient to require submission of schedules.


         3. EXHIBITS
          3.1    (*1)     Articles of Amendment and Restatement of the Company
          3.2    (*1)     By-Laws of the Company
          3.3    (*2)     Articles of Amendment of the Company
         10.1      *      1986 Equity Participation Plan as amended August 3,
                            1992
         10.2    (*1)     Exec-U-Care Medical Reimbursement Insurance Policy
         10.3    (*1)     Summary Description of Wage Continuation Plan
         10.4    (*1)     Agreement between Selling Stockholders and the
                            Company dated May 16, 1986
         10.5    (*1)     Stockholders' Buy-Sell Agreement dated May 22, 1986
         10.6    (*1)     Stockholders' Agreement Regarding Stock Transfers
                            Subsequent to Public Offering dated May 21, 1986

         10.7    (*1)     License Agreement between Carver Corporation and the
                            Company dated May 22, 1986
         10.8    (*1)     License Agreement between Marrs Development, Inc. and
                            the Company dated May 22, 1986
         10.9    (*1)     Lease by and between Klopfer Associates Limited
                            Partnership and the Company dated
                            September 23, 1985.
         10.10   (*3)     Lease Amendment by and between Klopfer Associates
                            Limited Partnership and the Company dated
                            September 23, 1993.
         10.11   (*3)     Services Agreement between Cal Pacifico of
                            California and the Company dated January 15, 1993.
         10.12   (*3)     Addendum to Services Agreement between Cal Pacifico
                            of California and the Company dated
                            September 3, 1993.
         10.13   (*3)     Commodatum Agreement between Cal Pacifico of
                            California, Central de Ensambles, S.A. de C.V.
                            and the Company dated August 4, 1993.
         10.14   (*4)     Financing Agreement dated November 30, 1994 by and
                            between NationsBank, N.A. and the Company.
         10.15   (*4)     $2,000,000 Term Note dated November 30, 1994 by and
                            between NationsBank, N.A. and the Company.
         10.16   (*4)     $5,000,000 Revolving Credit Note dated November 30,
                            1994 by and between NationsBank, N.A. and the
                            Company.
         10.17    *       First Amendment to Financing Agreement dated October
                            15, 1995 by and between NationsBank, N.A. and the Company.
         10.18    *       Second Amendment to Financing Agreement dated March
                            22, 1996 by and between NationsBank, N.A. and the Company.
         10.19    *       Lease by and between Otay Mesa Woodland Hills
                            Partnership and the Company dated July 1, 1994.
         10.20    *       First Lease Amendment by and between Otay Mesa
                            Woodland Hills Partnership and the Company
                            dated January 18, 1995.
         10.21    *       Second Lease Amendment by and between Otay Mesa
                            Woodland Hills Partnership and the Company dated November 20, 1995.
         10.22    *       Third Lease Amendment by and between Woodland Hills
                            Partnership and the Company dated November 20, 1995.
         10.23    *       Assignment of Leases as of and between Woodland
                            Hills Properties-W, Inc. and Klopfer Associates dated March 18, 1996.
         10.24    *       Form of full recourse promissory note executed by
                            participants under the 1986 Equity Participation Plan in connection with the receipt of a loan from the Company to Fund a cash exercise of stock options under such plan.
         10.25    *       Form of pledge agreement executed by participants
                            under the 1986 Equity Participation Plan in
                            connection with promissory note referenced in
                            Exhibit 10.24.
         11.1     *       Statement re computation of per-share earnings
         13.1     *       Annual Report to Stockholders for the fiscal year
                            ended March 31, 1996.
         21.1     *       Subsidiaries of the Registrant
         23.1     *       Consent of KPMG Peat Marwick LLP, Independent
                            Auditors
         27.1     *       Financial Data Schedule

         (*1) Incorporated by reference to the Company's Registration Statement on Form S-1 Number 33-5961) filed with the Securities and Exchange Commission on May 23, 1986, as amended.

         (*2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1991 filed with the Securities and Exchange Commission on June 25, 1991.

         (*3) Incorporated by reference to the Company's Form 10-K for the fiscal year ended March 27, 1994 filed with the Securities and Exchange Commission on June 24, 1994.

         (*4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended March 26, 1995 filed with the Securities and Exchange Commission on June 19, 1995.

         (*) Filed herewith.


(B)   REPORTS ON FORM 8-K

         A Form 8-K was filed on June 14, 1996 to report the Company's trading change from the Nasdaq National Market to the American Stock Exchange effective June 6, 1996.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of June, 1996.


                                               POLK AUDIO, INC.



                                           By /s/ George M. Klopfer
                                              --------------------------
                                              George M. Klopfer
                                              Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                                       Date
/s/ George M. Klopfer                Chief Executive Officer                         June 28, 1996
- -------------------------            and Director
George M. Klopfer


/s/ Matthew S. Polk,Jr.              Chairman of the Board,                          June 28, 1996
- -------------------------            Vice President and
Matthew S. Polk, Jr.                 Secretary and Director


/s/ James M. Herd                    President                                       June 28, 1996
- -------------------------
James M. Herd


/s/Craig C. Georgi                   Vice President and                              June 28, 1996
- -------------------------            Director
Craig C. Georgi


/s/ Gary B. Davis                    Treasurer, Chief Financial Officer              June 28, 1996
- -------------------------            and Chief Accounting Officer
Gary B. Davis


/s/ Wilbert H. Sirota                Director                                        June 28, 1996
- -------------------------
Wilbert H. Sirota


/s/Robert B. Barnhill,Jr.            Director                                        June 28, 1996
- -------------------------
Robert B. Barnhill, Jr.

                        FINANCIAL STATEMENT SCHEDULES

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Polk Audio, Inc.:


Under date of May 14, 1996, we reported on the consolidated balance sheets of Polk Audio, Inc. and subsidiaries as of March 31, 1996 and March 26, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule II - Valuation and Qualifying Accounts for the fiscal years ended March 31, 1996, March 26, 1995 and March 27, 1994. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 KPMG PEAT MARWICK LLP


Baltimore, Maryland
May 14, 1996

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       POLK AUDIO, INC. AND SUBSIDIARIES



                                                                           Additions
                                                                     -----------------------
                                                       Balance at    Charged to  Charged to                   Balance
                                                       Beginning     Costs and      Other                     at End
Description                                             of Period     Expenses   Accounts(1) Deductions(2)   of Period
- -----------                                             ---------     --------   ----------- -------------   ---------
FISCAL YEAR ENDED MARCH 31, 1996:
  Allowance for doubtful accounts receivable  . .    $    160,287        79,600       66,557      136,048        170,396
                                                     ------------   -----------  -----------  -----------  -------------

FISCAL YEAR ENDED MARCH 26, 1995:
  Allowance for doubtful accounts receivable  . .    $    152,879        84,000       10,637       87,229        160,287
                                                     ------------   -----------  -----------  -----------  -------------

FISCAL YEAR ENDED MARCH 27, 1994:
  Allowance for doubtful accounts receivable  . .    $    141,747       102,004       25,605      116,477        152,879
                                                     ------------   -----------  -----------  -----------  -------------


(1) Recovery of amounts previously charged off.
(2) Amounts charged off.

                                EXHIBITS INDEX

                                                                                                      Page
                                                                                                      ----
10.1     1986 Equity Participation Plan as amended August 3, 1992                                      20
10.17    First Amendment to Financing Agreement dated October 15, 1995 by and
           between NationsBank, N.A. and the Company.                                                  29
10.18    Second Amendment to Financing Agreement dated March 22, 1996 by and
          between NationsBank, N.A. and the Company.                                                   43
10.19    Lease by and between Otay Mesa Woodland Hills Partnership and the
           Company dated July 1, 1994.                                                                 46
10.20    First Lease Amendment by and between Otay Mesa Woodland Hills Partnership
           and the Company dated January 18, 1995.                                                     57
10.21    Second Lease Amendment by and between Otay Mesa Woodland Hills Partnership
           and the Company dated November 20, 1995.                                                    60
10.22    Third Lease Amendment by and between Otay Mesa Woodland Hills Partnership
           and the Company dated November 20, 1995.                                                    62
10.23    Assignment of Leases as of and between Woodland Hills Properties-W, Inc. and
           Klopfer Associates dated March 18, 1996.                                                    64
10.24    Form or full recourse promissory note executed by participants under the 1986
           Equity Participation Plan in connection with the receipt of a loan from the
           Company to fund a cash exercise of stock options under such plan.                           69
10.25    Form of pledge agreement executed by participants under the 1986 Equity
           Participation Plan in connection with the receipt of a loan from the
           Company to fund a cash exercise of stock options under such plan.                           71
11.1     Statement re computation of per-share earnings                                                76
13.1     Annual Report to Stockholders for the fiscal year ended March 31, 1996.                       77
21.1     Subsidiaries of the Registrant                                                                97
23.1     Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants                    98
27.1     Financial Data Schedule                                                                       99

                                                                    EXHIBIT 10.1





                                                       AS AMENDED AUGUST 3, 1992

                         1986 EQUITY PARTICIPATION PLAN
                                       OF
                                POLK AUDIO, INC.

1.       PURPOSE

         This plan, which shall be known as the "1986 Equity Participation Plan" (the "Plan"), is intended to attract, retain and motivate key employees and/or directors of Polk Audio, Inc. (the "Company") and of any subsidiaries presently existing or which may be formed in the future, by providing them with a means to acquire a proprietary interest or to increase their proprietary interest in the Company's success.

         The term "key employee(s)" when used in this Plan shall include officers, executives, and supervisory personnel, as well as other employees who make a valuable contribution to the Company.

         The word "Company" when used in the Plan shall include subsidiaries of the Company. The word "subsidiary" when used herein shall mean any corporation a majority of the voting stock of which is owned directly or indirectly by the Company.

2.       ADMINISTRATION

         The Plan shall be administered by a Committee appointed by the Board of Directors of the Company (the "Committee"). The Committee shall consist of not less than three members. The members of the committee as of the date of this amendment are George M. Klopfer, Matthew S. Polk, Jr., and Craig C. Georgi. The Board of Directors may from time to time remove members from or add members to the Committee. Vacancies on the Committee, howsoever caused, shall be filled by additions made by the Board of Directors. The Committee shall select one of its members as Chairman, and shall hold meetings at such times and places as it may determine. The Committee shall act by majority agreement of its members or by written consent signed by a majority of its members.

                                                                    EXHIBIT 10.1

         Members of the committee shall not be ineligible to receive benefits or stock options under this Plan or any other plan of the Company or any of its affiliates solely by reason of their membership on the Committee, provided that the award of an option under this Plan to a member of the Committee shall be approved as provided in Section 3.2.4.

         The Committee is authorized, subject to the provisions of the Plan, from time to time to establish such rules and regulations and to appoint such agents as it deems appropriate for the proper administration of the Plan, and to make such determinations under, and such interpretations of, and to take such steps in connection with the Plan or the options granted hereunder as it deems necessary or advisable. The Committee shall, from time to time, award options upon such terms and conditions as it deems necessary, subject to the provisions of the Plan. The total amount of Common Stock which may be delivered on exercise of options granted under the Plan (the "Options") and which may be issued as award shares (the "Stock Awards") shall not exceed in the aggregate Six Hundred Thousand (600,000) shares of the Company's authorized Common Stock, $0.01 per share par value.

3.       STOCK OPTIONS

         3.1 Option Shares. The stock to be issued upon exercise of the Options under the Plan shall be shares of the Company's Common Stock and may be either authorized and unissued shares or issued shares held in the treasury of the Company. Such number of shares is subject to adjustment in accordance with the provisions of Section 7 hereof. The shares involved in the unexercised portion of any terminated or expired options under the Plan may again be subjected to options under the Plan.

         3.2     Award of Options.

                 3.2.1 The Committee, at any time and from time to time, may grant options under the Plan to any key employee or director of the Company (the "Optionee") for such numbers of shares as the Committee shall designate, subject to the provisions of this Section 3. The date on which an option shall be granted shall be the date of the Committee's authorization of such grant or such later date as may be determined by the Committee at the time such grant is authorized. At the time of the grant of each option under the Plan, the Committee shall

                                                                    EXHIBIT 10.1

determine whether such option is to be designated a nonqualified option, an incentive stock option (within the meaning of Section 422A of the Internal Revenue Code of 1986 as amended (the "Code")) or a combination of both; provided, however, that directors which are not also employees of the Company shall not be eligible to receive incentive stock options. Any Optionee at any one time and from time to time may hold more than one option granted under the Plan or under any other stock plan of the Company.

                 3.2.2 In the case of an incentive stock option, the aggregate fair market value (determined as of the date of grant) with respect to which incentive stock options are exercisable for the first time by an Optionee in any calendar year (under all stock option plans of the Company and its subsidiaries) shall not exceed One Hundred Thousand Dollars ($100,000), or such other amount which may be permitted under the Code from time to time.

                 3.2.3 Each option shall be evidenced by a stock option agreement (the "Stock Option Agreement") in such form and containing such provisions not inconsistent with the provisions of the Plan as the Committee from time to time shall approve.

                 3.2.4 No member of the Committee shall participate in the approval of options granted to him or her under this Plan. The award of any option to a member of the Committee shall be ratified by the unanimous vote or written consent of those members of the Board of Directors who are neither members of the Committee nor employees of the Company. Notwithstanding Section 3.2.1, the date on which an option granted to a member of the Committee shall be the date of the ratification of such grant by the Board of Directors.

         3.3 Option Price. The price of each option granted pursuant to this Plan shall be determined by the Committee in its sole and absolute discretion, including a price below fair market value per share as that term is hereinafter defined. In the case of a non-qualified stock option, the option price shall not be less than eighty-five percent (85%) of the fair market value per share on the date of the grant. In the case of an incentive stock option, the option price shall not be less than one hundred percent (100%) of the fair market value per share on the date of grant. However, in the event that an incentive stock option is granted to an employee who, at the time of the grant, owns stock representing more than ten percent (10%) of the voting power of all

                                                                    EXHIBIT 10.1

the classes of stock of the Company, the option price shall be not less than one hundred ten percent (110%) of the fair market value of the stock subject to the option at the time the option is granted.

         During any time the Company's Common Stock is not listed upon an established stock exchange, the fair market value per share shall be the reported "bid" price of the Common Stock in the over-the-counter market on the date preceding the date of the grant as reported by the National Association of Securities Dealers, Inc. If the stock is listed upon an established stock exchange or exchanges, its fair market value shall be deemed to be the highest closing price of the Company's Common Stock on that stock exchange or exchanges on the date preceding the date of the grant, or, if no sale of the Company's Common Stock shall have been made on any stock exchange on that day, then on the next preceding day on which there was a sale.

         3.4 Term of Option. The term of each option granted pursuant to this Plan shall not exceed ten years and, further, in the event of an incentive stock option is granted to an employee who, at the time of the grant, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company, no option shall be exercisable more than five years from the date it is granted.

         3.5     Effect of Termination of Employment, Death or Disability.

                 3.5.1 In the event of the termination of employment of an Optionee (otherwise than by reason of death, disability or retirement of the Optionee, as described below), any option or options granted to the Optionee under the Plan to the extent not theretofore exercised shall be deemed canceled and terminated forthwith, except that, such Optionee may exercise any options theretofore granted which have not expired and which are otherwise exercisable within three (3) months after such termination. If the employment of an Optionee shall be terminated by reason of the Optionee's retirement by the Company, the Optionee shall have the right to exercise such option or options held by the Optionee to the extent that such options have not expired, at any time within three (3) months after such retirement. Upon Optionee's retirement by the Company, all options held by an Optionee shall be immediately exercisable in full. Me transfer of an Optionee from the employ of the Company to a subsidiary

                                                                    EXHIBIT 10.1

corporation or vice versa or from one subsidiary corporation of the Company to another shall not be deemed to constitute a termination of employment for purposes of this Plan.

                 3.5.2 In the event that an Optionee shall die while employed by the Company or shall die within three (3) months after retirement by the Company, any option or options granted to him under the Plan and not theretofore exercised or expired shall be exercisable by the estate of the Optionee or by any person who has acquired such option by bequest or inheritance from the Optionee at any time within one (1) year of the death of the Optionee.

                 3.5.3 In the event of the termination of employment of an Optionee by reason of Optionee's disability, the Optionee shall have the right to exercise all options held to the extent that options have not previously expired or been exercised at any time within one year after such termination. The term "disability" shall, for the purposes of this Plan, be defined in the same manner as such term is defined in Section 105(d)(4) of the Code.

                 3.5.4 Whether any leave of absence shall constitute termination of employment for the purposes of any option granted under the Plan shall be determined in each case by the Committee in its sole discretion.

         3.6 Payments for Options. The option price shall become immediately due upon exercise of the option and shall be payable in full in cash or cash equivalents; provided, however, that the Committee shall have the authority, exercisable at its discretion, either at the time the option is granted or at the time it is exercised, to make the option price payable in one or more of the alternative forms specified below:

                 3.6.1 full payment in shares of Common Stock having a fair market value on the date of exercise equal to the option price; or

                 3.6.2 a combination of shares of Common Stock valued at fair market value on the date of exercise and cash or cash equivalent, equal in the aggregate to the option price.

4.       STOCK AWARDS

         The Committee may authorize the issuance of Stock Awards to such key employees and directors and on such terms as the Committee shall determine. The Committee shall

                                                                    EXHIBIT 10.1


determine the types of awards made, the number of shares and any other terms, conditions or restrictions relating to the awards as it may deem appropriate.

5.       STOCK APPRECIATION RIGHTS

         The Committee may grant stock appreciation rights covering shares of Common Stock ("SARs") to such Optionees and on such terms as the Communittee shall determine. A SAR may be granted only in tandem with a related nonqualified stock option under the Plan, and may be granted concurrently with or after the grant of the stock option, but neither the SAR nor any related option may be exercised during the first six (6) months of their respective terms (this limitation shall not apply in the event death or disability of the Optionee occurs prior to the six-month period). A SAR shall entitle the Optionee to receive, in lieu of exercising the related stock option, a payment equal to the excess of the fair market value of the shares of Common Stock covered by the SAR on the date of exercise over the exercise price for such shares. A SAR shall be exercisable only to the extent that the related stock option is exercisable. The base from which the value of the SAR is measured at its exercise shall be the purchase price under the related stock option. Payment may be made in cash or shares of Common Stock or a combination of both, as the Committee shall determine in its sole discretion. The Committee may cancel or place a limit on the term of or the amount payable for any SAR at any time. The Committee shall determine all other terms and provisions of any SAR grant. Unless the Committee shall otherwise determine, to the extent a SAR is exercisable, it will be exercised automatically for a cash settlement on the expiration date of its original term. Upon exercise of a SAR as to some or all of the shares covered by the grant and payment in accordance with the Committee's determination, the related stock option (including any related tax benefit right) shall be canceled automatically to the extent of the number of shares covered by such exercise. Conversely, if the related stock option is exercised as to some or all of the shares covered by the grant, the related SAR, if any, shall be canceled automatically to the extent of the number of shares covered by the stock option exercise.

         SARS may only be exercised when there is a positive spread i.e. when the fair market value of the shares subject to the option exceeds the option price under the related option.

                                                                    EXHIBIT 10.1

6.       TAX BENEFIT RIGHTS

         The Committee may grant tax benefit rights ("TBRs") to such Optionees and on such terms as the Committee shall determine. A TBR may be granted only with respect to a nonqualified stock option under the Plan, and may be granted concurrently with or after the grant of the stock option. A TBR shall entitle an Optionee to receive from the Company an amount in cash equal to the then existing maximum statutory federal income tax rates (including any surtax or similar charge or assessment) for corporations, multiplied by the amount of ordinary income, if any, realized by the Optionee for Federal income tax purposes as a result of the exercise of an option granted under the Plan. The Committee may cancel or place a limit on the term of or the amount payable for any TBR at any time. The Committee shall determine all other terms and provisions of any TBR grant.

7.       ADJUSTMENTS UPON CHANGES IN CAPITALIZATION

         The total number of shares of Common Stock which may be purchased on exercise of options granted under the Plan, the total number of shares of Common Stock for which options may be granted under the Plan to any one individual and option rights (both as to the number of shares of Common Stock and the option price) shall be appropriately adjusted by the committee for any increase or decrease in the number of outstanding shares of Common Stock resulting from a stock dividend, stock split or combination of shares or reclassification. In the event of a merger or consolidation of the Company, the Committee may make such adjustments with respect to options or take such other actions as it deems necessary or appropriate to reflect on in anticipation of or in connection with such merger or consolidation including, without limitation, the substitution of new options.

8.       TRANSFERABILITY

         No option or related SAR or TBR granted pursuant to this Plan shall be transferable by an Optionee and any option granted pursuant to this Plan shall be exercisable only by such Optionee except as set forth in Section 3.5.2.

                                                                    EXHIBIT 10.1

9.       AMENDMENT,  MODIFICATION AND TERMINATION OF THE PLAN

         The Board of Directors, upon recommendation of the Committee or at its own discretion, at any time may terminate, and at any time and from time to time, and in any respect, may amend or modify, the Plan; provided, however, that no such action of the Board of Directors shall, without the approval of the stockholders, take any action which would result in the failure of the Plan and the incentive stock options granted thereunder to comply with Section 422A of the Code. No amendment, modification or termination of the Plan shall in any manner adversely affect any option theretofore granted under the Plan without the consent of the Optionee.

10.      FINALITY OF DETERMINATIONS

         The interpretation and construction by the Committee of any provisions of the Plan or of any stock option under it shall be final unless otherwise determined by the Board of Directors. No members of the Board of Directors or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any option granted under it.

11.      WITHHOLDING

         The Company shall withhold any and all employment taxes required to be withheld by Federal, State or local law from, or with respect to, any stock, cash or other property distributed or paid to any Optionee under this Plan. If a distribution is to be made in stock or property other than cash, the Company shall have the right to withhold a sufficient amount of such Optionee's wages, or require that the Optionee make a direct cash payment to the Company, sufficient to discharge the Company's withholding obligations under applicable law. Until the Company has discharged its withholding obligations, it shall have the right to refuse the issuance of, or delivery of, the stock for which the option has been exercised. The Company may make such other arrangements as it deems reasonable or convenient, consistent with this Plan, to discharge its withholding obligations under applicable law.

12.      RIGHT TO CONTINUED EMPLOYMENT

         Nothing in this Plan shall confer on an Optionee or a recipient of a stock award any right to continue in the employ of the Company or any subsidiary, or affect in any way the right of the Company to terminate such person's employment at any time.

                                                                    EXHIBIT 10.1

13.      GOVERNING LAW

         The Plan and all agreements hereunder shall be construed in accordance with and governed by the laws of the state of Maryland.

14.      EFFECTIVE DATE

         The initial effective date of this Plan was May 21, 1986. The effective date of the first amendment to this Plan is June 13, 1990. The effective date of the second amendment to this Plan is August 3, 1992.

                                                                   EXHIBIT 10.17


                                FIRST AMENDMENT
                                       TO
                              FINANCING AGREEMENT

         THIS FIRST AMENDMENT TO FINANCING AGREEMENT (this "Agreement") is made this 15th day of October, 1995, by and among POLK AUDIO, INC., a corporation organized under the laws of the State of Maryland ("Polk Audio"), POLK INVESTMENT CORP., a corporation organized under the laws of the State of Delaware ("Polk Investment"), POLK INTERNATIONAL SALES CORPORATION, a corporation organized under the laws of the United States Virgin Islands
("Polk International"), and POLK AUDIO EUROPE, INC., a corporation organized under the laws of the State of Maryland ("Polk Europe") (each, a "Borrower"; collectively, the "Borrowers") and NATIONSBANK, N.A., a national banking association (the "Lender").

                                    RECITALS

         A. The Borrowers and the Lender entered into a Financing Agreement dated November 30, 1994 (the same, as amended, modified, substituted, extended, and renewed from time to time, the "Financing Agreement"). Under the terms of the Financing Agreement, the Lender provided the Revolving Loan (as that term is defined in the Financing Agreement) in the maximum principal amount of $5,000,000 (under which the Lender provides letters of credit not to exceed $2,500,000 and revolving loans) and the Term Loan (as that term is defined in the Financing Agreement) in the amount of $2,000,000.

         B. The Borrowers have applied to the Lender for an increase in the maximum amount of the Revolving Credit Loans to $6,500,000, under which the Lender would provide also foreign exchange and interest rate contracts not to exceed $100,000.

         C. The Lender has approved the Borrowers' applications on the terms and conditions set forth in this Agreement.

                                   AGREEMENTS

         NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, receipt of which is hereby acknowledged, the Borrowers and the Lender agree as follows:

         1. The Borrowers and the Lender agree that the Recitals above are a part of this Agreement. Unless otherwise expressly defined in this Agreement, terms defined in the Financing Agreement shall have the same meaning under this Agreement.

         2.      The Financing Agreement is hereby amended as follows:

                                                                   EXHIBIT 10.17


         (a) Section 1.1 of the Financing Agreement is amended by adding or amending the following:

                 "Base Rate" means the Prime Rate or the LIBOR Floating Rate, as applicable.

                 "Base Rate Loan" means any Loan for which interest is to be computed with reference to a Base Rate.

                 "Foreign Exchange/Swap Agreement" means each foreign currency forward contract or interest rate or currency swap agreement, cap, floor, and collar agreement, or other similar agreement and arrangement substantially in the form of the Lender's then standard form foreign exchange agreements or such other form as may be approved by the Lender, executed and delivered by the Borrowers, as the same may from time to time be amended, restated, supplemented or modified and "Foreign Exchange/Swap Agreements" means all of the foregoing in effect at any time and from time to time.

                 "LIBOR Floating Rate" means the floating and fluctuating per annum daily LIBOR rate of interest of the Lender, as established and declared by the Lender at any time or from time to time, plus 175 basis points. The LIBOR Floating Rate shall be adjusted automatically, without notice, as of the effective date of any change in such daily LIBOR rate. The LIBOR Floating Rate does not necessarily correspond to the LIBOR Base Rate.

                 "Revolving Credit Termination Date" means the earliest of (a) October 31, 1997, (b) the date on which the Revolving Credit Note matures (by acceleration or otherwise), or (c) the date on which the Lender's obligation to make advances under the Revolving Loan is terminated by the Lender following an Event of Default.

         (b) Section 2.2.1 of the Financing Agreement is amended in its entirety as follows:

                 2.2.1 Subject to and upon the provisions of this Agreement, the Lender establishes a revolving credit facility in favor of the Borrowers (the "Revolving Loan"). The outstanding principal balance of the Revolving Loan shall at no time exceed $6,500,000 minus the aggregate amount of all Obligations (fixed or contingent) with respect to Letter of Credit Agreements among the Lender and any one or more of the Borrowers minus the aggregate amount of all Obligations (fixed or contingent) with respect to Foreign Exchange/Swap

                                                                   EXHIBIT 10.17


         Agreements among the Lender and any one or more of the Borrowers. The Lender's obligation to make advances under the Revolving Loan shall terminate on the Revolving Credit Termination Date, and following a Default or an Event of Default under this Agreement, may be limited, suspended or terminated at the Lender's sole and absolute discretion exercised from time to time.

            (c) New Section 2.7 is added to the Financing Agreement as follows:

                 2.7      Foreign Exchange/Swap Agreements.

                          2.7.1 Subject to and upon the provisions of this Agreement, and as a part of the Revolving Loan facility, the Borrowers may, upon the prior approval of the Lender, obtain Foreign Exchange/Swap Agreements from October 15, 1995, through and including the Business Day preceding the Revolving Credit Termination Date. The Borrowers will not be entitled to enter obtain a Foreign Exchange/Swap Agreement hereunder unless the Borrowers are then able to obtain a Revolving Loan from the Lender in an amount not less than the amount of the Foreign Exchange/Swap Agreement.

                          2.7.2 The Borrowers shall pay to the Lender any and all customary issuance, negotiation, processing, transfer or other fees to the extent and as and when required by the provisions of any Foreign Exchange/Swap Agreement.

                          2.7.3 The Borrowers shall give the Lender written notice at least three (3) Business Days prior to the date on which a Foreign Exchange/Swap Agreement is requested to be opened of their request for a Foreign Exchange/Swap Agreement. Such notice shall be accompanied by a duly executed and delivered Foreign Exchange/Swap Agreement, which would not cause all Obligations, on a risk adjusted basis, relating to Foreign Exchange/Swap Agreements to exceed $100,000 and which would expire later than the Revolving Credit Expiration Date. Upon receipt of the Foreign Exchange/Swap Agreement and the corresponding fee, the Lender shall process such Foreign Exchange/Swap Agreement in accordance with its customary procedures and enter into such Foreign Exchange/Swap Agreement on the Business Day specified in such notice.

         3. Unless the Borrowers and the Lender agree otherwise from time to time, (a) the LIBOR Floating Rate shall be the Base

                                                                   EXHIBIT 10.17


Rate applicable to the Revolving Loan, (b) the Borrowers may not elect for the Revolving Loan an interest rate based on the LIBOR Base Rate, (c) the Prime Rate shall be the Base Rate applicable to the Term Loan, and (d) the Borrowers may, at the times and in the manner provided in the Financing Agreement, elect for the Term Loan an interest rate based on the LIBOR Base Rate.

         4. The Borrowers' obligation to repay the advances of the Revolving Loan, as increased under Section 2(b) above, shall be evidenced by a promissory note dated the same date as this Agreement in substantially the form attached to this Agreement as EXHIBIT A-2 and in the aggregate principal amount of $6,500,000 having a maturity date, repayment terms and interest rate as set forth in EXHIBIT A-2, which promissory note shall be executed and delivered in substitution for the Borrower's $5,000,000 Revolving Credit Note. References in the Financing Agreement and the other Financing Documents to the "Revolving Credit Note" shall mean that substituted promissory note.

         5. The Borrowers hereby issue, ratify and confirm the representations, warranties and covenants contained in the Financing Agreement, as amended hereby. The Borrowers agree that this Agreement is not intended to and shall not cause a novation with respect to any or all of the Obligations.

         6. The Borrowers shall pay at the time this Agreement is executed and delivered all fees, commissions, costs, charges, taxes and other expenses incurred by the Lender and its counsel in connection with this Agreement, including, but not limited to, reasonable fees and expenses of the Lender's counsel and all recording fees, taxes and charges.

         7. This Agreement may be executed in any number of duplicate originals or counterparts, each of such duplicate originals or counterparts shall be deemed to be an original and all taken together shall constitute but one and the same instrument. The Borrowers agree that the Lender may rely on a telecopy of any signature of any Borrowers. The Lender agrees that the Borrowers may rely on a telecopy of this Agreement executed by the Lender.

         IN WITNESS WHEREOF, the Borrowers and the Lender have executed this Agreement under seal as of the date and year first written above.

WITNESS OR ATTEST:                        POLK AUDIO, INC.

[SIG]                                     By: /s/ GEORGE M. KLOPFER (SEAL)
- ------------------------                     -----------------------
                                              George M. Klopfer,
                                              President

                                                                   EXHIBIT 10.17


WITNESS:                                POLK INVESTMENT CORP.

[SIG]                                   By: /s/ GEORGE M. KLOPFER   (SEAL)
- ------------------------                   -------------------------
                                            Name:
                                            Title:

WITNESS:                                POLK INTERNATIONAL SALES
                                        CORPORATION

[SIG]                                   By: /s/ GEORGE M. KLOPFER   (SEAL)
- ------------------------                   -------------------------
                                           Name:
                                           Title:


WITNESS:                                POLK AUDIO EUROPE, INC.

[SIG]                                   By: /s/ GEORGE M. KLOPFER   (SEAL)
- ------------------------                   -------------------------
                                           Name:
                                           Title:

WITNESS:                                NATIONSBANK, N.A.

[SIG]                                   By: /s/ J. MATTHEW MACIVER, JR. (SEAL)
- ------------------------                   ----------------------------
                                           J. Matthew MacIver, Jr.
                                           Commercial Banking Officer

                                                                   EXHIBIT 10.17





                             REVOLVING CREDIT NOTE

$6,500,000                                                 BALTIMORE, MARYLAND
                                                              OCTOBER 15, 1995

         FOR VALUE RECEIVED, POLK AUDIO, INC., a corporation organized under the laws of the State of Maryland, POLK INVESTMENT CORP., a corporation organized under the laws of the State Of Delaware, POLK INTERNATIONAL SALES CORPORATION, a corporation organized under the laws of the United States Virgin Islands, and POLK AUDIO EUROPE, INC., a corporation organized under the laws of the State of Maryland (collectively, the "Borrowers"), jointly and severally, promise to pay to the order of NATIONSBANK, N.A., a national banking association (the "Lender"), the principal sum of SIX MILLION FIVE HUNDRED THOUSAND DOLLARS ($6,500,000) (the "Principal Sum"), or so much thereof as has been or may be advanced/readvanced to or for the account of the Borrowers pursuant to the terms and conditions of the Financing Agreement (as hereinafter defined), together with interest thereon at the rate or rates hereinafter provided, in accordance with the following:

         1. INTEREST. (a) As used in this Note "Applicable Interest Rate" means the LIBOR Floating Rate (as that term is defined in the Financing Agreement). The Applicable Interest Rate shall be determined in the manner provided in the Financing Agreement.

                 (b) Commencing as of the date hereof and continuing until repayment in full of all sums due hereunder, the unpaid Principal Sum shall bear interest at the Applicable Interest Rate.

                                                                   EXHIBIT 10.17

         2. PAYMENTS AND MATURITY. The unpaid Principal Sum, together with interest thereon at the rate or rates provided above, shall be payable as follows:

                 (a) Interest only on the unpaid Principal Sum shall be shall be paid at the times and in the manner set forth in the Financing Agreement.

                 (b) Unless sooner paid, the unpaid Principal Sum, together with interest accrued and unpaid thereon, shall be due and payable in full on October 31, 1997.

         The fact that the balance hereunder may be reduced to zero from time to time pursuant to the Financing Agreement will not affect the continuing validity of this Note or the Financing Agreement, and the balance may be increased by the Borrower to the Principal Sum after any such reduction to zero.

         3. DEFAULT INTEREST. Upon the occurrence of an Event of Default (as hereinafter defined), the unpaid Principal Sum shall bear interest thereafter at a rate two percent (2%) per annum in excess of Applicable Interest Rate until such Event of Default is waived or cured.

         4. LATE CHARGES. If the Borrowers shall fail to make any payment under the terms of this Note within fifteen (15) days after the date such payment is due, the Borrowers shall pay to the Lender on demand a late charge equal to five percent (5%) of such payment.

         5. APPLICATION AND PLACE OF PAYMENTS. All payments, made on account of this Note shall be applied first to the payment of any late charge then due hereunder, second to the payment of any

                                                                   EXHIBIT 10.17

prepayment fee then due hereunder, third to the payment of accrued and unpaid interest then due hereunder, and the remainder, if any, shall be applied to the unpaid Principal Sum. All payments on account of this Note shall be paid in lawful money of the United States of America in immediately available funds during regular business hours of the Lender at its principal office in Baltimore, Maryland or at such other times and places as the Lender may at any time and from time to time designate in writing to the Borrowers.

         6. PREPAYMENT. The Borrowers may prepay the Principal Sum upon the terms and conditions set forth in the Financing Agreement.

         7. FINANCING AGREEMENT AND OTHER FINANCING DOCUMENTS. This Note is the "Revolving Credit Note" described in the First Amendment to Financing Agreement dated the same date as this Note, which amends the Financing Agreement dated November 30, 1994 (as amended by that First Amendment and as amended, modified, restated, substituted, extended and renewed at any time and from time to time, the "Financing Agreement") among the Borrowers and the Lender and is one of the "Financing Documents" (as that term is defined in the Financing Agreement). The indebtedness evidenced by this Note is included within the meaning of the term "Obligations" as defined in the Financing Agreement.

         8. REMEDIES. Upon the occurrence of an Event of Default (as that term is defined in the Financing Agreement), at the option of the Lender, all amounts payable by the Borrowers to the Lender under the terms of this Note shall immediately become due and payable by the Borrowers to the Lender without notice to the

                                                                   EXHIBIT 10.17

Borrowers or any other person, and the Lender shall have all of the rights, powers, and remedies available under the terms of this Note, any of the other Financing Documents and all applicable laws. The Borrowers and all endorsers, guarantors, and other parties who may now or in the future be primarily or secondarily liable for the payment of the indebtedness evidenced by this Note hereby severally waive presentment, protest and demand, notice of protest, notice of demand and of dishonor and non-payment of this Note and expressly agree that this Note or any payment hereunder may be extended from time to time without in any way affecting the liability of the Borrowers, guarantors and endorsers.

         9. CONFESSED JUDGMENT. Upon the occurrence of an Event of Default, each of the Borrowers hereby authorizes any attorney designated by the Lender or any clerk of any court of record to appear for the Borrowers in any court of record and confess judgment without prior hearing against each of the Borrowers in favor of the Lender for and in the amount of the unpaid Principal Sum, all interest accrued and unpaid thereon, all other amounts payable by the Borrowers to the Lender under the terms of this Note or any of the other Financing Documents, costs of suit, and attorneys' fees of fifteen percent (15%) of the unpaid Principal Sum and interest then due hereunder. Each of the Borrowers hereby releases, to the extent permitted by applicable law, all errors and all rights of exemption, appeal, stay of execution, inquisition, and other rights to which the Borrowers, or either of them, may otherwise be entitled under the laws of the United States of

                                                                   EXHIBIT 10.17

America or of any state or possession of the United States of America now in force and which may hereafter be enacted. The authority and power to appear for and enter judgment against the Borrowers shall not be exhausted by one or more exercises thereof or by any imperfect exercise thereof and shall not be extinguished by any judgment entered pursuant thereto. Such authority may be exercised on one or more occasions or from time to time in the same or different jurisdictions as often as the Lender shall deem necessary or desirable, for all of which this Note shall be a sufficient warrant.

         10. EXPENSES. The Borrowers, jointly and severally, promise to pay to the Lender on demand by the Lender all costs and expenses incurred by the Lender in connection with the collection and enforcement of this Note, including, without limitation, reasonable attorneys' fees and expenses and all court costs.

         11. NOTICES. Any notice, request, or demand to or upon the Borrowers or the Lender shall be deemed to have been properly given or made when delivered in accordance with the manner provided in the Financing Agreement for the giving of notices.

         12. MISCELLANEOUS. Each right, power, and remedy of the Lender as provided for in this Note or any of the other Financing Documents, or now or hereafter existing under any applicable law or otherwise shall be cumulative and concurrent and shall be in addition to every other right, power, or remedy provided for in this Note or any of the other Financing Documents or now or hereafter existing under any applicable law, and the exercise or

                                                                   EXHIBIT 10.17

beginning of the exercise by the Lender of any one or more of such rights, powers, or remedies shall not preclude the simultaneous or later exercise by the Lender of any or all such other rights, powers, or remedies. No failure or delay by the Lender to insist upon the strict performance of any term, condition, covenant, or agreement of this Note or any of the other Financing Documents, or to exercise any right, power, or remedy consequent upon a breach thereof, shall constitute a waiver of any such term, condition, covenant, or agreement or of any such breach, or preclude the Lender from exercising any such right, power, or remedy at a later time or times. By accepting payment after the due date of any amount payable under the terms of this Note, the Lender shall not be deemed to waive the right either to require prompt payment when due of all other amounts payable under the terms of this Note or to declare an Event of Default for the failure to effect such prompt payment of any such other amount. No course of dealing or conduct shall be effective to amend, modify, waive, release, or change any provisions of this Note.

         13. PARTIAL INVALIDITY. In the event any provision of this Note (or any part of any provision) is held by a court of competent jurisdiction to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provision (or remaining part of the affected provision) of this Note; but this Note shall be construed as if such invalid, illegal, or unenforceable provision (or part thereof)

                                                                   EXHIBIT 10.17

had not been contained in this Note, but only to the extent it is invalid, illegal, or unenforceable.

         14. CAPTIONS. The captions herein set forth are for convenience only and shall not be deemed to define, limit, or describe the scope or intent of this Note.

         15. APPLICABLE LAW. Each of the Borrowers acknowledges and agrees that this Note shall be governed by the laws of the State of Maryland, even though for the convenience and at the request of the Borrowers, this Note may be executed elsewhere.

         16. CONSENT TO JURISDICTION. Each of the Borrowers irrevocably submits to the jurisdiction of any state or federal court sitting in the State of Maryland over any suit, action, or proceeding arising out of or relating to this Note. Each of the Borrowers irrevocably waives, to the fullest extent permitted by law, any objection that it may now or hereafter have to the laying of venue of any such suit, action, or proceeding brought in any such court and any claim that any such suit, action, or proceeding brought in any such court has been brought in an inconvenient forum. Final judgment in any such suit, action, or proceeding brought in any such court shall be conclusive and binding upon the Borrowers and may be enforced in any court in which the Borrowers are subject to jurisdiction by a suit upon such judgment provided that service of process is effected upon the Borrowers as provided in this Note or as otherwise permitted by applicable law.

         17. SERVICE OF PROCESS. Each of the Borrowers hereby consents to process being served in any suit, action, or proceeding

                                                                   EXHIBIT 10.17

instituted in connection with this Note by (i) the mailing of a copy thereof by certified mail, postage prepaid, return receipt requested, to the Borrowers and (ii) serving a copy thereof upon William H. Sirota, the agent hereby designated/the agent hereinabove designated and appointed by the Borrowers as the Borrowers' agent for service of process. The Borrowers irrevocably agree that such service shall be deemed in every respect effective service of process upon the Borrowers in any such suit, action or proceeding, and shall, to the fullest extent permitted by law, be taken and held to be valid personal service upon the Borrowers. Nothing in this Section shall affect the right of the Lender to serve process in any manner otherwise permitted by law or limit the right of the Lender otherwise to bring proceedings against the Borrowers in the courts of any jurisdiction or jurisdictions.

         18. WAIVER OF TRIAL BY JURY.  EACH OF THE BORROWERS HEREBY WAIVES
TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO WHICH THE BORROWERS, OR EITHER OF THEM, AND THE LENDER MAY BE PARTIES, ARISING OUT OF OR IN ANY WAY PERTAINING TO
(A) THIS NOTE OR (B) THE FINANCING DOCUMENTS. IT IS AGREED AND UNDERSTOOD THAT THIS WAIVER CONSTITUTES A WAIVER OF TRIAL BY JURY OF ALL CLAIMS AGAINST ALL PARTIES TO SUCH ACTIONS OR PROCEEDINGS, INCLUDING CLAIMS AGAINST PARTIES WHO ARE NOT PARTIES TO THIS NOTE.

         THIS WAIVER IS KNOWINGLY, WILLINGLY AND VOLUNTARILY MADE BY THE BORROWERS, AND THE BORROWERS HEREBY REPRESENT THAT NO REPRESENTATIONS OF FACT OR OPINION HAVE BEEN MADE BY ANY INDIVIDUAL TO INDUCE THIS WAIVER OF TRIAL BY JURY OR TO IN ANY WAY MODIFY OR

                                                                   EXHIBIT 10.17

NULLIFY ITS EFFECT. THE BORROWERS FURTHER REPRESENT THAT THEY HAVE BEEN REPRESENTED IN THE SIGNING OF THIS NOTE AND IN THE MAKING OF THIS WAIVER BY INDEPENDENT LEGAL COUNSEL, SELECTED OF ITS OWN FREE WILL, AND THAT IT HAS HAD THE OPPORTUNITY TO DISCUSS THIS WAIVER WITH COUNSEL.

         IN WITNESS WHEREOF, the Borrowers have caused this Note to be executed under seal by their duly authorized officers as of the date first written above.

WITNESS OR ATTEST:                    POLK AUDIO, INC.

[SIG]                                 By: /s/ GEORGE M. KLOPFER,  (SEAL)
- -----------------------                  -------------------------
                                         George M. Klopfer,
                                         President

WITNESS:                              POLK INVESTMENT CORP.

[SIG]                                 By: /s/ GEORGE M. KLOPFER,  (SEAL)
- -----------------------                  -------------------------
                                         Name: George M. Klopfer
                                         Title: President


WITNESS:                              POLK INTERNATIONAL SALES CORPORATION

[SIG]                                 By: /s/ GEORGE M. KLOPFER,  (SEAL)
- -----------------------                  -------------------------
                                         Name: George M. Klopfer
                                         Title: President

WITNESS:                              POLK AUDIO EUROPE, INC.

[SIG]                                 By: /s/ GEORGE M. KLOPFER,  (SEAL)
- -----------------------                  -------------------------
                                         Name: George M. Klopfer
                                         Title: President

                                                                   EXHIBIT 10.18


                                SECOND AMENDMENT
                                       TO
                              FINANCING AGREEMENT

         THIS SECOND AMENDMENT TO FINANCING AGREEMENT (this "Agreement") is made this 22nd day of March, 1996, by and among POLK AUDIO, INC., a corporation organized under the laws of the State of Maryland ("Polk Audio"), POLK INVESTMENT CORP., a corporation organized under the laws of the State of Delaware ("Polk Investment"), POLK INTERNATIONAL SALES CORPORATION, a corporation organized under the laws of the United States Virgin Islands ("Polk International"), and POLK AUDIO EUROPE, INC., a corporation organized under the laws of the State of Maryland ("Polk Europe") (each, a "Borrower"; collectively, the "Borrowers") and NATIONSBANK, N.A., a national banking association (the "Lender").

                                    RECITALS

         A. The Borrowers and the Lender entered into a Financing Agreement dated November 30, 1994 (the same, as amended, modified, substituted, extended, and renewed from time to time, the "Financing Agreement"). Under the terms of the Financing Agreement, the Lender provided the Revolving Loan (as that term is defined in the Financing Agreement) in the maximum principal amount of $5,000,000 (under which the Lender provides letters of credit not to exceed $2,500,000 and revolving loans) and the Term Loan (as that term is defined in the Financing Agreement) in the amount of $2,000,000.

         B. The Lender increased in the maximum amount of the Revolving Credit Loans to $6,500,000, under which the Lender would provide also foreign exchange and interest rate contracts not to exceed $100,000, pursuant to a First Amendment to Financing Agreement dated October 15th, 1995 by and among the Borrowers and the Lender (the "First Amendment").

         C. The Borrowers have requested and the Lender has agreed to amend the financial covenants, among other things, on the terms and conditions set forth in this Agreement.

                                   AGREEMENTS

         NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, receipt of which is hereby acknowledged, the Borrowers and the Lender agree as follows:

         1. The Borrowers and the Lender agree that the Recitals above are a part of this Agreement. Unless otherwise expressly

                                                                   EXHIBIT 10.18


defined in this Agreement, terms defined in the Financing Agreement shall have the same meaning under this Agreement.

         2.      The Financing Agreement is hereby amended as follows:

                 (a) Section 1.1 of the Financing Agreement is hereby amended by amending the following:

                          "Fixed Charge Coverage Ratio" means the sum of
                 operating income before interest and taxes, plus depreciation and amortization, plus lease payments made to parties related to the Borrowers (including the Seton and Britannia leases); the sum thereof to be divided by the sum of interest payments, plus lease payments made to parties related to the Borrowers (including the Seton and Brittannia leases), plus the current maturity of the long term debt of the Borrowers (but excluding the current portion, if any, of amounts drawn under the Revolving Loan) plus dividends paid on the common stock of Polk Audio to its shareholders (but excluding intercompany dividends among the Borrowers).


                 (b) Section 5.2.4 of the Financing Agreement is hereby amended as follows:

                          5.2.4 Fixed Charge Coverage Ratio. The Borrowers will maintain, tested as of the last day of each of the Borrowers' fiscal quarters for the four (4) quarter period ending on that date, a Fixed Charge Coverage Ratio of not less than 1.60 to 1.0.

         3. The Borrowers hereby issue, ratify and confirm the representations, warranties and covenants contained in the Financing Agreement, as amended hereby. The Borrowers agree that this Agreement is not intended to and shall not cause a novation with respect to any or all of the Obligations.

         4. The Borrowers shall pay at the time this Agreement is executed and delivered all fees, commissions, costs, charges, taxes and other expenses incurred by the Lender and its counsel in connection with this Agreement, including, but not limited to, reasonable fees and expenses of the Lender's counsel and all recording fees, taxes and charges.

         5. This Agreement may be executed in any number of duplicate originals or counterparts, each of such duplicate originals or counterparts shall be deemed to be an original and all taken together shall constitute but one and the same instrument. The Borrowers agree that the Lender may rely on a telecopy of any signature of any Borrowers. The Lender agrees

                                                                   EXHIBIT 10.18


that the Borrowers may rely on a telecopy of this Agreement executed by the Lender.


         IN WITNESS WHEREOF, the Borrowers and the Lender have executed this Agreement under seal as of the date and year first written above.

WITNESS OR ATTEST:                  POLK AUDIO, INC.

DEBORAH J. SMITH                    By: /s/ GEORGE M. KLOPFER   (SEAL)
- ---------------------                  -------------------------
                                       George M. Klopfer, CEO

WITNESS:                            POLK INVESTMENT CORP.

DEBORAH J. SMITH                    By: /s/ GEORGE M. KLOPFER   (SEAL)
- ---------------------                  -------------------------
                                       Name: George M. Klopfer
                                       Title: CEO


WITNESS:                            POLK INTERNATIONAL SALES CORPORATION

DEBORAH J. SMITH                    By: /s/ GEORGE M. KLOPFER   (SEAL)
- ---------------------                  -------------------------
                                       Name: George M. Klopfer
                                       Title: CEO

WITNESS:                            POLK AUDIO EUROPE, INC.

DEBORAH J. SMITH                    By: /s/ GEORGE M. KLOPFER   (SEAL)
- ---------------------                  -------------------------
                                       Name: George M. Klopfer
                                       Title: CEO

WITNESS:                             NATIONSBANK, N.A.

                                    By:                         (SEAL)
- ---------------------                  -------------------------
                                       J. Matthew MacIver, Jr.
                                       Assistant Vice President

                                                                   EXHIBIT 10.19
                                        BUSINESS CENTER LEASE

1.       BASIC LEASE TERMS

a.       DATE OF LEASE EXECUTION: July    , 1994
                                 -------------------------------------------------------------------------------------------------
b.       TENANT: POLK AUDIO, INC., A MARYLAND CORPORATION
                ------------------------------------------------------------------------------------------------------------------
         Trade Name:
                    --------------------------------------------------------------------------------------------------------------
         Address (Leased Premises): 2550 Brittannia Boulevard, San Diego, CA 92173
                                   -----------------------------------------------------------------------------------------------
                                                                                                         Building: Unit: 11 AND 12
         ------------------------------------------------------------------------------------------------               ----------
         Address (For Notices): 5101 METRO DRIVE BALTIMORE MD 21215
                               ---------------------------------------------------------------------------------------------------
                 ATT- GEORGE M. KLOPFER, PRESIDENT
         -------------------------------------------------------------------------------------------------------------------------

c.       LANDLORD:        Otay Mesa WHP #1, a California Ltd.  Partnership
                   ---------------------------------------------------------------------------------------------------------------
         Address (For Notices):          c/o Voit Companies, 2382 Faraday Avenue, Suite 110, Carlsbad, CA
                               ---------------------------------------------------------------------------------------------------

                      92008
         -------------------------------------------------------------------------------------------------------------------------

d.       TENANT'S USE OF PREMISES: AS SET FORTH IN SECTION 29 HEREOF
                                   -----------------------------------------------------------------------------------------------
e.       PREMISES AREA:  -16,442-                                                                             Rentable Square Feet
                        --------------------------------------------------------------------------------------
f.       PROJECT AREA:            146,207                                                                              Square Feet
                      -------------------------------------------------------------------------------------------------
g.       PREMISES PERCENT OF PROJECT: 11.25%
                                      --------------------------------------------------------------------------------------------
h.       TERM OF LEASE: Commencement SEPT. 1, 1994                 Expiration                FEB 26, 1997
                                     -----------------------------            ----------------------------------------------------
                                     Number of Months 30
                                                     ----------------------------
i.       BASE MONTHLY RENT: $ 4,768.--
                           -------------------------------------------------------------------------------------------------------
j.       RENT ADJUSTMENT (Initial One):


                 (1)      Cost of Living. The cost of living provisions of section 4.b(1)apply.

                 (2)      Step Increase.  The step adjustment provisions of Section 4.b(2) apply as follows:

                                           Effective Date of                                    New
                                             Rent increase                                  Monthly Rent

                                             SEPT 1, 1995                                     $5,097.--
                                             ------------                                   ------------

k.       ANNUAL EXPENSE BASE:
         Expense Rate                      $1.09  MAX               EXPENSES SHALL NOT
                                           -------------
         Premises Area Square Feet         X16,442                  EXCEED $1,480 PER
                                           -------------
         Annual Expense Base               $17,757.00               MONTH.
                                           -------------
l.       PREPAID RENT:9/94                 $6,248.--
                                           -------------
m.       TOTAL SECURITY DEPOSIT: $         6,248.--        INCLUDING A $ 0                            non-refundable cleaning fee.
                                   ------------------------             ------------------------------

n.       BROKER(S):          Grubb & Ellis and Scher-Voit
                   ---------------------------------------------------------------------------------------------------------------

                   ---------------------------------------------------------------------------------------------------------------

o.       GUARANTORS:
                          None
         -------------------------------------------------------------------------------------------------------------------------

         -------------------------------------------------------------------------------------------------------------------------


p.       ADDITIONAL SECTIONS
         Additional sections of this lease numbered 28 through 33 are attached hereto and made a part hereof. If none, so state in the following space______________________________.


q.       ADDITIONAL EXHIBITS
         Additional exhibits lettered C through _________________ are attached hereto and made a part hereof. If none, so state in the following space None

                                                                 EXHIBIT 10.19



2. PREMISES: Landlord leases to Tenant the premises described in Section 1 and in Exhibit A (the "Premises"), located in this project described on Exhibit B (the "Project"). Landlord reserves the right to modify Tenant's percentage of the Project as set forth in Section 1 if the Project size is increased through the development of additional property. By entry on the Premises, Tenant acknowledges that it has examined the Premises and accepts the Premises in their present condition, subject to any additional work Landlord has agreed to do.

3. TERM. The term of this Lease is for the period set forth in Section 1, commencing on the date in Section 1. If Landlord, for any reason, cannot deliver possession of the Premises to Tenant upon commencement of the term, this Lease shall not be void or voidable, nor shall Landlord be liable to Tenant for any loss or damage resulting from such delay. In that event, however, there shall be a rent abatement covering the period between the commencement of the term and the time when Landlord delivers possession to Tenant, and all other terms and conditions of this Lease shall remain in full force and effect, provided, however, that if Landlord cannot deliver possession of the Premises to Tenant, this Lease shall be void. If a delay in possession is caused by Tenant's failure to perform any obligation in accordance with this Lease, the term shall commence as set forth in Section 1 and there shall be no reduction of rent between the commencement of the term and the time Tenant takes possession.

4.   RENT.

     a. BASE RENT. Tenant shall pay Landlord monthly base rent in the initial amount in Section 1 which shall be payable monthly in advance on the first day of each and every calendar month ("Base Monthly Rent") provided, however, the first month's rent is due and payable upon execution of this Lease. If the term of this Lease contains any rental abatement period. Tenant hereby agrees that if Tenant breaches the Lease and/or abandons the Premises before the end of the Lease term, or if Tenant's right to possession is terminated by Landlord because of Tenant's breach of the Lease, Landlord shall, at its option, (1) void the rental abatement period; and (2) recover from Tenant, in addition to any damages due Landlord under the terms and conditions of the Lease, rent prorated for the duration of the rental abatement period at a rental rate equivalent to two (2) times the Base Monthly Rent.

          For purposes of Section 467 of the Internal Revenue Code, the parties to this Lease hereby agree to allocate the stated rents, provided herein, to the periods which correspond to the actual rent payments as provided under the terms and conditions of this agreement.

     b.   RENT ADJUSTMENT.

          2) STEP INCREASE. Section 1.j(2) is initialed, Base Monthly Rent shall be increased periodically to the amounts as at the times set forth in Section 1.j(2).

     c. EXPENSES. The purpose of this Section 4.c is to ensure that Tenant bears a share of all Expenses related to the use, maintenance, ownership, repair or replacement, and insurance of the Project. Accordingly, beginning on the date Tenant takes possession of the Premises, Tenant shall pay to Landlord that portion of Tenant's share of Expenses related to the Project which is in excess of the Annual Expense Base shown in Section 1.

          1) EXPENSES DEFINED. The term "Expenses" shall means all costs and expenses of the ownership, operation, maintenance, repair or replacement, and insurance of the Project, including without limitation, the following costs:

               (a) All supplies, materials, labor, equipment, and utilities used in or related to the operation and maintenance of the Project;

               (b) All maintenance, management, janitorial, legal, accounting, insurance, and service agreement costs related to the Project;

               (c) All maintenance, replacement and repair costs relating to the areas within or around the Project, including, without limitation, air conditioning systems, sidewalks, landscaping, service areas, driveways, parking areas, (including resurfacing and restriping parking areas), walkways, building exteriors (including paintings), signs and directories, repairing and replacing roofs, walls, etc. These costs may be included either based on actual expenditures or the use of an accounting reserve based on past cost experience for the Project.

                                                                 EXHIBIT 10.19




               (d) Amortization (along with reasonable financing charges) of capital improvements made to the Project which may be required by any governmental authority or which will improve the operating efficiency of the Project (provided, however, that the amount of such amortization for improvements not mandated by government authority shall not exceed in any year the amount of costs reasonably determined by Landlord in its sole discretion to have been saved by the expenditure either through the reduction or minimization of increases which would have otherwise occurred).

               (e) Real Property Taxes including all taxes, assessments (general and special) and other impositions or charges which may be taxed, charged, levied, assessed or imposed upon all or any portion of or in relation to the Project or any portion thereof, any leasehold estate in the Premises or measured by rent from the Premises, including any increase caused by the transfer, sale or encumbrance of the Project or any portion thereof. "Real Property Taxes" shall also include any form of assessment, levy, penalty, charge or tax (other than estate, inheritance, net income or franchise taxes) imposed by any authority having a direct or indirect power to tax or charge, including, without limitation, any city, county, state, federal or any improvement or other district, whether such tax is (1) determined by the area of the Project or the rent or other sums payable under this Lease; (2) upon or with respect to any legal or equitable interest of Landlord in the Project or any part thereof; (3) upon this transaction or any document to which Tenant is a party creating a transfer in any interest in the Project; (4) in lieu of or as a direct substitute in whole or in part of or in addition to any real property taxes on the Project;
                    (5) based on any parking spaces or parking facilities provided in the Project; or (6) in consideration for services, such as police protection, fire protection, street, sidewalk and roadway maintenance, refuse removal or other services that may be provided by any governmental or quasi-governmental agency from time to time which were formerly provided without charge or with less charge to property owners or occupants.

          2) ANNUAL ESTIMATE OF EXPENSES. When Tenant takes possession of the Premises, Landlord shall estimate Tenant's portion of Expenses for the remainder of the calendar year based on the Tenant's portion of the Project Area set forth in Section 1. At the commencement of each calendar year thereafter, Landlord shall estimate Tenant's portion of Expenses for the coming year based on the Tenant's portion of the Project Area set forth in
               Section 1.

          3) MONTHLY PAYMENT OF EXPENSES. If Tenant's portion of said estimate of Expenses shows an increase for the remainder of the calendar year over the Annual Expense Base, as set forth in
               Section 1, Tenant shall pay to Landlord, as additional rent, such estimated increase in monthly installments of one-twelfth (1/12) beginning on the date Tenant takes possession of the Premises. If Tenant's portion of said estimate of Expenses shows an increase for subsequent calendar years over the Annual Expense Base, as set forth in Section 1, Tenant shall pay to Landlord, as additional rent, such estimated increase in monthly installments of one-twelfth (1/12) beginning on January 1 of the forthcoming calendar year, and one-twelfth (1/12) on the first day of each succeeding calendar month. As soon as practical following each calendar year, Landlord shall prepare an accounting of actual Expenses incurred during the prior calendar year and such accounting shall reflect Tenant's share of Expenses. If the additional rent paid by Tenant under this
               Section 4.c.3 during the preceding calendar year was less than the actual amount of Tenant's share of Expenses, Landlord shall so notify Tenant and Tenant shall pay such amount to Landlord within 30 days of receipt of such notice. Such amount shall be deemed to have accrued during the prior calendar year and shall be due and payable from Tenant even though the term of this Lease has expired or this Lease has been terminated prior to Tenant's receipt of this notice. Tenant shall have thirty (30) days from receipt of such notice to contest the amount due; failure to so notify Landlord shall represent final determination of Tenant's share of expenses. If Tenant's payments were greater than the actual amount, then such overpayment shall be credited by Landlord to all present rent due under this Section 4.c.3.

          4. RENT WITHOUT OFFSET AND LATE CHARGE. All rent shall be paid by Tenant to Landlord monthly in advance on the first day of every calendar month, at the address shown in Section 1, or such other place as Landlord may designate in writing from time to time. All rent shall be paid without prior demand or notice and without any deduction or offset whoever. All rent shall be paid in lawful currency of the United States of America. All rent due for any partial month shall be prorated at the rate of 1/30th of the total monthly rent per day. Tenant acknowledges that late payment by Tenant to Landlord of any rent or other sums due under this Lease will cause Landlord to incur costs not contemplated by this Lease, the exact amount of such costs being extremely difficult and impracticable to ascertain. Such costs include, without limitation, processing and accounting charges and late charges that may be imposed on Landlord by the terms of any encumbrance or note secured by the Premises. Therefore, if any rent or other sum due from Tenant is not received when due, Tenant shall pay to Landlord an additional sum equal to 10% of such overdue payment. Landlord and Tenant hereby agree that such late charge represents a fair and reasonable estimate of the costs the Landlord will incur by reasons of any such late payment and that the late charge is in addition to any and all remedies available to the Landlord and the assessment and/or collection of the late charge shall not be deemed a waiver of any other default. Additionally, all such delinquent rent or other sums, plus this late charge, shall bear interest at the then maximum lawful rate permitted to be charged by Landlord. Any payments of any kind returned for insufficient funds will be subject to an additional handling charge of $25.00, and thereafter, Landlord may require Tenant to pay all future payments of rent or other sums due by money order of cashier's check.

PREPAID RENT. Upon the execution of this Lease, Tenant shall pay to Landlord the prepaid rent set forth in Section 1, and if Tenant is no in default or any provisions of this Lease, such prepaid rent shall be applied toward the rent due for the last month of the term. Landlord's obligations with respect to the prepaid rent are those of a debtor and not of a trustee, and Landlord can commingle the prepaid rent with Landlord's general funds. Landlord shall not be required to pay Tenant interest on the prepaid rent. Landlord shall be entitled to immediately endorse and cash Tenant's prepaid rent; however, such endorsement and cashing shall not constitute Landlord's acceptance of this lease. In the event Landlord does not accept this Lease, Landlord shall return said prepaid rent.

                                                                 EXHIBIT 10.19




6. DEPOSIT. Upon execution of this Lease, Tenant shall deposit the security deposit set forth in Section 1 with Landlord, in part as security for the performance by Tenant of the provisions of this Lease and in part as a cleaning fee. If Tenant is in default, Landlord can use the security deposit or any portion of it to cure the default or to compensate
     Landlord for any damages sustained by Landlord resulting from Tenant's default. Upon demand, Tenant shall immediately pay to Landlord a sum equal to the portion of the security deposit expended or applied by Landlord to maintain the security deposit in the amount initially deposited with Landlord. In no event will Tenant have the right to apply any part of the security deposit to any rent or other sums due under this Lease. If Tenant is not in default at the expiration or termination of this Lease, Landlord shall return the entire security deposit to Tenant, except for 10% of first month's rent or $125, whichever is greater, which Landlord shall retain as a non-refundable cleaning fee. Landlord's obligations with respect to the deposit are those of a debtor and not of a trustee, and Landlord can commingle the security deposit with Landlord's general funds. Landlord shall not be required to pay Tenant interest on the deposit. Landlord shall be entitled to immediately endorse and cash Tenant's prepaid deposit; however, such endorsement and cashing shall not constitute Landlord's acceptance of this Lease. In the event Landlord does not accept this Lease, Landlord shall return said prepaid deposit.

7. USE OF PREMISES AND PROJECT FACILITIES. Tenant shall use the Premises solely for the purposes set forth in Section 1 and for no other purpose without obtaining the prior written consent of Landlord. Tenant acknowledges that neither Landlord nor any agent of Landlord has made any representation or warranty with respect to the Premises or with respect to the suitability of the Premises or the Project for the conduct of Tenant's business, nor has Landlord agreed to undertake any modification, alteration or improvement to the Premises or the Project, except as provided in writing in this Lease. Tenant acknowledges that Landlord may from time to time, at its sole discretion, make such modifications, alterations, deletions or improvements to the Project as Landlord may deem necessary or desirable, without compensation or notice to Tenant. Tenant shall promptly comply with all laws, ordinances, orders and regulations affecting the Premises and the Project, including, without limitation, any rules and regulations that may be attached to this Lease and to any reasonable modifications to these rules and regulations as Landlord may adopt from time to time. Tenant shall not do or permit anything to be done in or about the Premises or bring or keep anything in the Premises that will in any way increase the premiums paid by Landlord on its insurance related to the Project or which will in any way increase the premiums paid by Landlord on its insurance related to the Project or which will in any way increase the premiums for fire or casualty insurance carried by other tenants in the Project. Tenant will not perform any act or carry on any practices that may injure the Premises or the Project; that may be a nuisance or menace to other tenants in the Project; or that shall in any way interfere with the quiet enjoyment of such other tenants. Tenant shall not use the Premises for sleeping, washing clothes, cooking or the preparation, manufacture or mixing of anything that might emit any objectionable odor, noises, vibrations or lights onto such other tenants. If sound insulation is required to muffle noise produced by Tenant on the Premises, Tenant at its own cost shall provide all necessary insulation. Tenant shall not do any thing on the premises which will overload any existing parking or service to the Premises. Pets and/or animals of any type shall not be kept on the Premises.

8. SIGNAGE. All signing shall comply with rules and regulations set forth by landlord as may be modified from time to time. Current rules and regulations relating to signs are described on Exhibit C. Tenant shall place no window covering (e.g., shades, blinds, curtains, drapes, screens, or tinting materials), stickers, signs, lettering, banners or advertising or display material on or near exterior windows or doors if such materials are visible from the exterior of the Premises, without Landlord's prior written consent. Similarly, Tenant may not install any alarm boxes, foil protection tape or other security equipment on the Premises without Landlord's prior written consent. Any material violating this provision may be destroyed by Landlord without compensation is Tenant.

9. PERSONAL PROPERTY TAXES. Tenant shall pay before delinquency all taxes, assessments, license fees and public charges levied, assessed or imposed upon its business operations as well as upon all trade fixtures, leasehold improvements, merchandise and other personal property in or about the Premises.

10. PARKING. Landlord grants to Tenants and Tenant's customers, suppliers, employees and invitees, a non-exclusive license to use the designated parking areas in the Project for the use of motor vehicles during the term of this Lease. Landlord reserves the right at any time to grant similar non-exclusive use to other tenants, to promulgate rules and regulations relating to the use of such parking areas, including reasonable restrictions on parking by tenants and employees, to designate specific spaces for the use of any tenant, to make changes in the parking layout from time to time, and to establish reasonable time limits on parking. Overnight parking is prohibited and any vehicle violating this or any other vehicle regulation adopted by Landlord is subject to removal at the owner's expense.

11.  UTILITIES. (Strike and initial clause which does not apply).

     b. INDUSTRIAL SPACE. Tenant shall pay for all water, gas, heat, light, power, sewer, electricity, telephone or other service metered, chargeable or provided to the Premises. Landlord reserves the right to install separate meters for any such utility and to charge Tenant for the cost of such installation.

                                                                 EXHIBIT 10.19




12. MAINTENANCE. Landlord shall maintain, in good condition, the structural parts of the Premises, which shall include only the foundations, bearing the exterior walls (excluding glass), subflooring and roof (excluding skylights), the unexposed electrical, plumbing and sewerage systems, including without limitation, those portions of the systems lying outside the Premises, exterior doors (excluding glass), window frames, gutters and downspouts on the Building and the heating ventilating and air conditioning system servicing the Premises; provided, however, the cost of all such maintenance shall be considered "Expenses" for purposes of
     Section 4.c. Except as provided above, Tenant shall maintain and repair the Premises in good condition, including, without limitation, maintaining and repairing all walls, floors, ceilings, interior doors, exterior and interior windows and fixtures as well as damage caused by Tenant, its agents, employees or invitees. Upon expiration or termination of this Lease. Tenant shall surrender the Premises of Landlord in the same condition as existed a the commencement of the term, except for reasonable wear and tear or damage caused by fire or other casualty for which Landlord has received all funds necessary for restoration of the Premises from insurance proceeds.

13. ALTERATIONS. Tenant shall not make any alterations to the Premises, or to the Project, including any changes to the existing landscaping, without Landlord's prior written consent. if Landlord gives its consent to such alterations, Landlord may post notices in accordance with the laws of the state in which the premises are located. Any alterations made shall remain on and be surrendered with the Premises upon expiration or termination of this Lease, except that Landlord may, within 30 days before or 30 days after expiration of the term, elect to require Tenant to remove an alterations which Tenant may have made to the Premises. If Landlord so elects, at its own cost Tenant shall restore the Premises to the condition designated by Landlord in its election, before the last day of the term or within 30 days after notice of its election is given, whichever is later.

     Should Landlord consent in writing to Tenant's alteration of the Premises, Tenant shall contract with a contractor approved by Landlord for the construction of such alterations, shall secure all appropriate governmental approvals and permits, and shall complete such alterations with due diligence in compliance with plans and specifications approved by Landlord. All such construction shall be performed in a manner which will not interfere with the quiet enjoyment of other tenants of the Project. Tenant shall pay all costs for such construction and shall keep the Premises and the Project free and clear of all mechanics' liens which may result from construction by Tenant.

14. RELEASE AND INDEMNITY. As material consideration to Landlord, Tenant agrees that Landlord shall not be liable to Tenant for any damage to Tenant or Tenant's property from any cause, and Tenant waives all claims against Landlord for damage to persons or property arising for any reason, except for damage resulting directly from Landlord's breach of its express obligations under this Lease which Landlord has not cured within a reasonable time after receipt of written notice of such breach from Tenant. Tenant shall indemnify and hold Landlord harmless from all damages arising out of any damage to any person or property occurring in, on or about the Premises or Tenant's use of the Premises or Tenant's breach of any term of this Lease.

15. INSURANCE. Tenant, at its cost, shall maintain public liability and property damage insurance and products liability insurance with a single combined liability limit of $1,000,000, insuring against all liability of Tenant and its authorized representatives arising out of or in connection with Tenant's use or occupancy of the Premises. Public liability insurance, products liability insurance and property damage insurance shall insure performance by Tenant of the indemnity provisions of Section
     14. Landlord shall be named as additional insured and the policy shall contain cross-liability endorsements. On all its personal property, at its cost, Tenant shall maintain a policy of standard fire and extended coverage insurance with vandalism and malicious mischief endorsements and "all risk" coverage on all Tenant's improvements and alterations in or about the Premises, to the extent of at least 90% of their full replacement value. The proceeds from any such policy shall be used by Tenant for the replacement of personal property and the restoration of Tenant's improvements or alterations. All insurance required to be provided by Tenant under this Lease shall release Landlord from any claims for damage to any person or the Premises and the Project, and to Tenant's fixtures, personal property, improvements and alterations in or on the Premises or the Project, caused by or resulting from risks insured against under any insurance policy carried by Tenant and in force at the time of such damage. All insurance required to be provided by Tenant under this Lease: (a) shall be issued by insurance companies authorized to do business in the state in which the premises are located with a financial rating of at least an A - XII status as rated in the most recent edition of Best's Insurance Reports; (b) shall be issued as a primary policy; and (c) shall contain an endorsement requiring at least 30 days prior written notice of cancellation to Landlord and Landlord's lender, before cancellation or change in coverage, scope or amount of any policy. Tenant shall deliver a certificate or copy of such policy together with evidence of payment of all current premiums to Landlord within 30 days of execution of this Lease. Tenant's failure to provide evidence of such coverage to Landlord may, in Landlord's sole discretion, constitute a default under this Lease.

16 DESTRUCTION. If during the term, the Premises or Project are more than 10% destroyed from any cause, or rendered inaccessible or unuseable from any cause. Landlord may, in its sole discretion, terminate this Lease by delivery of notice to Tenant within 30 days of such event without compensation to Tenant. If in Landlord's estimation, the Premises cannot be restored within 90 days following such destruction, the Landlord shall immediately notify Tenant and Tenant may terminate this Lease by delivery of notice to Landlord within 30 days of receipt of Landlord's notice. If Landlord does not terminate this lease and if in Landlord's estimation the Premises can be restored within 90 days, then Landlord shall commence to restore the Premises in compliance with then existing laws and shall complete such restoration with due diligence. In such event, this Lease shall remain in full force and effect, but there shall be an abatement of rent between the date of destruction and the date of completion of restoration, based on the extent to which destruction interferes with Tenant's use of the Premises.

17.  CONDEMNATION.

     a. DEFINITIONS. The following definitions shall apply. (1) "Condemnation" means (a) the exercise of any governmental power of eminent domain, whether by legal proceedings or otherwise by condemnor and (b) the voluntary sale or transfer by Landlord to any condemnor either under threat of condemnation or while legal proceeding for condemna-

                                                                 EXHIBIT 10.19




          tion are proceeding: (2) "Date of Taking" means the date the condemnor has the right to possession of the property being condemned: (3) "Award" means all compensation, sums or anything of value awarded, paid or received on a total or partial condemnation; and (4) "Condemnor" means any public or quasi-public authority, or private corporation or individual, having a power of condemnation.

     b. OBLIGATIONS to be Governed by Lease. If during the term of the Lease there is any taking of all or any part of the Premises or the Project, the rights and obligations of the parties shall be determined pursuant to this Lease.

     c. TOTAL OR PARTIAL TAKING. If the Premises are totally taken by condemnation, this Lease shall terminate on the date of taking. If any portion of the Premises is taken by condemnation, this Lease shall remain in effect, except that Tenant can elect to terminate this Lease if the remaining portion of the Premises is rendered unsuitable for Tenant's continued use of the Premises. If Tenant elects to terminate this Lease, Tenant must exercise its right to terminate by giving notice to Landlord within 30 days after the nature and extent of the taking having been finally determined. If Tenant elects to terminate this Lease. Tenant shall also notify Landlord of the date of termination, which date shall not be earlier than 30 days nor later than 90 days after Tenant has notified Landlord of its election to terminate; except that this Lease shall terminate on the date of taking if the date of taking falls on a date before the date of termination as designated by Tenant. If any portion of the Premises is taken by condemnation and this Lease remains in full force and effect, on the date of taking the rent shall be reduced by an amount in the same ratio as the total number of square feet in the Premises immediately before the date of taking.

18. ASSIGNMENT OF SUBLEASE. Tenant shall not assign or encumber its interest in this Lease or the Premises or sublease all or any part of the Premises or allow any other person or entity (except Tenant's authorized representatives, employees, invitees, or guests) to occupy or use all or any part of the Premises without first obtaining Landlord's consent which Landlord may withhold in its sole discretion. Any assignment, encumbrance or sublease without Landlord's written consent shall be voidable and at Landlord's election, shall constitute a default. If Tenant is a partnership, a withdrawal or change, voluntary, involuntary or by operation of law of any partner, or the dissolution of the partnership, shall be deemed a voluntary assignment. If Tenant consists of more than one person, a purported assignment, voluntary or involuntary or operation of law from one person to the other shall be deemed a voluntary assignment. If Tenant is a corporation, any dissolution, merger, consolidation or other reorganization of Tenant, or sale or other transfer of a controlling percentage of the capital stock of Tenant, or the sale of at least 25% of the value of the assets of Tenant shall be deemed a voluntary assignment. The phrase "controlling percentage" means ownership of and right to vote stock possessing at least 25% of the total combined voting power of all classes of Tenant's capital stock issued, outstanding and entitled to vote for election of directors. This Section 18 shall not apply to corporations the stock of which is traded through an exchange or over the counter. All rent received by Tenant from its subtenants in excess of the rent payable by Tenant to Landlord under this Lease shall be paid to Landlord, or any sums to be paid by an assignee to Tenant in consideration of the assignment of this Lease shall be paid to Landlord. If Tenant requests Landlord to consent to a proposed assignment or subletting Tenant shall pay to Landlord, whether or not consent is ultimately give, $100 or Landlord's reasonable attorney's fees incurred in connection with such request, whichever is greater.

     No interest of Tenant in this Lease shall be assignable by involuntary assignment through operation of law (including without limitation the transfer of this Lease by testacy or intestacy). Each of the following acts shall be considered an involuntary assignment: (a) If Tenant is or becomes bankrupt or insolvent, makes an assignment for the benefit of creditors, or institutes proceedings under the Bankruptcy Act in which Tenant is the bankrupt; or if Tenant is a partnership or consists of more than one person or entity, if any partner of the partnership or other person or entity is or becomes bankrupt or insolvent, or makes an assignment for the benefit of creditors; or (b) If a writ of attachment or execution is levied on this Lease; or (c) If any proceeding or action to which Tenant is a party, a receiver is appointed with authority to take possession of the Premises. An involuntary assignment shall constitute a default by Tenant and Landlord shall have the right to elect to terminate this Lease, in which case this Lease shall not be treated as an asset of Tenant.

19. DEFAULT. The occurrence of any of the following shall constitute a default by Tenant. (a) A failure to pay rent or other charge when due;
     (b) Abandonment and vacation of the Premises (failure to occupy and operate the Premises for ten consecutive days shall be deemed an abandonment and vacation); or (c) Failure to perform any other provision of this Lease.

20. LANDLORD'S REMEDIES. Landlord shall have the following remedies if Tenant is in default. (These remedies are not exclusive; they are cumulative and in addition to any remedies now or later allowed by law):
     Landlord may terminate Tenant's rights to possession of the Premises at any time. No act by Landlord other than giving notice to Tenant shall terminate this Lease. Acts of maintenance, efforts to relet the Premises, or the appointment of a receiver on Landlord's initiative to protect Landlord's interest under this Lease shall not constitute a termination of Tenant's right to possession. Upon termination of Tenant's right to possession, Landlord has the right to recover from Tenant: (1) The worth of the unpaid rent that had been earned at the time of termination of Tenant's right to possession; (2) The worth of the amount of the unpaid rent that would have been earned after the date of termination of Tenant's right to possession; (3) Any other amount, including court, attorney and collection costs, necessary to compensate Landlord for all detriment proximately caused by Tenant's default. "The Worth," as used for Item 20(1) in this Paragraph 20 is to be computed by allowing interest at the maximum rate an individual is permitted of charge by law or 12%, whichever is greater. "The worth at the time of the award" as used for Item 20(2) in this Paragraph 20 is to be computed by discounting the amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of termination of Tenant's right of possession.

21. ENTRY ON PREMISES. Landlord and its authorized representatives shall have the right to enter the Premises at all reasonable times for any of the following purposes: (a) To determine whether the Premises are in good condition and whether Tenant is complying with its obligations under this Lease; (b) To do any necessary maintenance and to make any restoration to the Premises or the Project that Landlord has the right or obligation to perform; (c) To post "for sale" signs at any time during the term, to post "for rent" or "for lease" signs during the last 90 days of the term, or during any period while Tenant is in default; (d) To show the Premises to prospective brokers, agents, buyers, tenants or persons

                                                                   EXHIBIT 10.19


    interested in leasing or purchasing the Premises, at any time during the term; or (e) To repair, maintain or improve the Project and to erect scaffolding and protective barricades around and about the Premises but not as so to prevent entry to the Premises and to do any other act or thing necessary for the safety or preservation of the Premises or the Project. Landlord shall not be liable in any manner for any inconvenience, disturbance, loss of business, nuisance or other damage arising out of Landlords entry onto the Premises as provided in this Section 21. Tenant shall not be entitled to an abatement or reduction of rent if Landlord exercises any rights reserved in this Section 21. Landlord shall conduct his activities on the Premises as provided herein in a manner that will cause the least inconvenience, annoyance or disturbance to Tenant. For each of these purposes, Landlord shall at all times have and retain a key with which to unlock all the doors in, upon and about the Premises, excluding Tenants vaults and safes. Tenant shall not alter any lock or install a new or additional lock or bolt on any door of the Premises without prior written consent of Landlord. If Landlord gives its consent, Tenant shall furnish Landlord with a key for any such lock.

22. SUBORDINATION. Without the necessity of any additional document being executed by Tenant for the purpose of effecting a subordination, and at the election of Landlord or any mortgagee or any beneficiary of a Deed of Trust with a lien on the Project or any ground lessor with respect to the Project, the Lease shall be subject to subordinate at all times to (a) all ground leases or underlying leases which may now exist or hereafter be executed affecting the Project, and (b) the lien of any mortgage or deed of trust which may now exist or hereafter be executed in any amount for which the Project, ground leases or underlying leases, or Landlords interest or estate in any of said items is specified as security. In the event that nay ground lease or underlying lease terminates for any reason or any mortgage or Deed of Trust is foreclosed or a conveyance in lieu of foreclosure is made for any reason. Tenant shall, notwithstanding any subordination, attorn or and become the Tenant of the successor in interest to Landlord, at the option of such successor in interest. Tenant covenants and agrees to execute and deliver, upon demand by Landlord and in the form requested by Landlord any additional documents evidencing the priority or subordination of the Lease with respect to any such ground lease or underlying leases or the lien of any such mortgage or Deed of Trust.
    Tenant hereby irrevocably appoints Landlord as attorney-in-fact of Tenant to execute, deliver and record any such document in the name and on behalf of Tenant.

    Tenant, within ten days from notice form Landlord, shall execute and deliver to Landlord, in recordable form, certificates stating that this Lease is not in default, is unmodified and in full force and effect or in full force and effect as modified and stating the modifications. This certificate should also state the amount of current monthly rent, the dates to which rent has been paid in advance, and the mount of any security deposit and prepaid rent. Failure to deliver this certificate to Landlord within ten days shall be conclusive upon Tenant that this Lease is in full force and effect and has not been modified except as may be represented by Landlord.

23. NOTICE. Any notice, demand, request, consent, approval or communication desired by either party or required to be given, shall be in writing and served either personally or sent by prepaid certified first call mail, addressed as set for in Section 1. Either party may change its address by notification to the other party. Notice shall be deemed to be communicated 48 hours form the time of mailing, or from the time of service as provided in this Section 23.

24. WAIVER. No delay or omission in the exercise of any right or remedy by Landlord shall impair such right or remedy or be construed as a waiver. No act or conduct of Landlord, including without limitation, acceptance of the keys to the Premises, shall constitute an acceptance of the surrender of the Premises by Tenant before the expiration of the term. Only written notice from Landlord to Tenant shall constitute acceptance of the surrender of the Premises and accomplish termination of the Lease. Landlords consent to or approval of any act by Tenant requiring Landlords consent or approval shall not be deemed to waive or render unnecessary Landlords consent to or approval of any subsequent act by Tenant. Any waiver by Landlord of any default must be in writing and shall not be a waiver of any other default concerning the same or any other provision of the Lease.

25. SURRENDER OF PREMISES; HOLDING OVER.  Upon expiration of the term,
    Tenant shall surrender to Landlord the Premises and all Tenant improvements and alterations in good condition, except for ordinary wear and tear and alterations Tenant has the right or is obligated to remove under the provisions of Section 13 herein. Tenant shall remove all personal property including, without limitation, all wallpaper, paneling and other decorative improvements or fixtures and shall perform all restoration made necessary by the removal of any alterations or Tenants personal property before the expiration of the term, including for example restoring all wall surfaces to their condition prior to the commencement of this Lease. Landlord can elect to retain or dispose of in any manner Tenants personal property not removed form the Premises by Tenant prior to the expiration of the term. Tenant waives all claims against Landlord for any damage to Tenant resulting from Landlords retention or disposition of Tenants personal property. Tenant shall be liable to Landlord for Landlords cost for storage, removal or disposal of Tenants personal property.

    If Tenant, with Landlords consent, remains in possession of the Premises after expiration or termination of the term, or after the date in any notice given by Landlord to Tenant terminating this Lease, such possession by Tenant shall be deemed to be a month-to-month tenancy terminable on written 30-day notice at any time, by either party. All provisions of this Lease, except those pertaining to term and rent, shall apply to the month-to-month tenancy. Tenant shall pay monthly rent in an amount equal to 125% of Rent for the last full calendar month during the regular term plus 100% of said last months estimate of Tenants share of Expenses pursuant to Section 4.c.3.

26. LIMITATION OF LIABILITY. In consideration of the benefits accruing thereunder, Tenant agrees that, in the event of any actual or alleged failure, breach or default of this Lease by Landlord, if Landlord is a partnership:

    a. The sole and exclusive remedy shall be against the partnership and its partnership assets;

    b. No partner of Landlord shall be sued or named as a party in any suit or action (except as may be necessary to secure jurisdiction of the partnership);

                                                                   EXHIBIT 10.19

     c. No service of process shall be made against any partner of Landlord (except as may be necessary to secure jurisdiction of the partnership);

     d. No partner of Landlord shall be required to answer or otherwise plead to any service or process;

     e.   No judgment may be taken against any partner of Landlord;

     f. Any judgment taken against any partner of Landlord may be vacated and set aside at any time without hearing;

     g. No writ of execution will ever be levied against the assets of any partner of Landlord;

     h. These covenants and agreements are enforceable both by Landlord and also by any partner of Landlord.

          Tenant agrees that each of the foregoing provisions shall be applicable to any covenant or agreement either expressly contained in this Lease or imposed by statute or at common law.

27. MISCELLANEOUS PROVISIONS.

     a. TIME OF ESSENCE. Time is of the essence of each provision of this Lease.

     b. SUCCESSOR. This Lease shall be binding on and inure to the benefit of the parties and their successors, except as provided in Section 18 herein.

     c. LANDLORD'S CONSENT. Any consent required by Landlord under this Lease must be granted in writing and may be withheld by Landlord in its sole and absolute discretion.

     d. COMMISSIONS. Each Party represents that it has not had dealings with any real estate broker, finder or other person with respect to this Lease in any manner, except for the broker identified in Section 1, who shall be compensated by Landlord.

     e. OTHER CHARGES. If Landlord becomes a party to any litigation concerning this Lease, the Premises or the Project by reason of any act or omission of Tenant or Tenant's authorized representatives, Tenant shall be liable to Landlord for reasonable attorneys' fees and court costs incurred by Landlord in the litigation whether or not such litigation leads to actual court action. Should the court render a decision which is thereafter appealed by any party thereto, Tenant shall be liable to Landlord for reasonable attorneys' fees and court costs incurred by Landlord in connection with such appeal.

          If either party commences any litigation against the other party or files an appeal of a decision arising out of or in, connection with this Lease, the prevailing party shall be entitled to recover from the other party reasonable attorneys' fees and costs of suit. If Landlord employs a collection agency to recover delinquent charges, Tenant agrees to pay all collection agency and attorneys' fees charged to Landlord in addition to rent, late charges, interest and other sums payable under this Lease. Tenant shall pay a charge of $75 to Landlord for Preparation of a demand for delinquent rent.

     f. LANDLORD'S SUCCESSORS. In the event of a sale or conveyance by Landlord of the Project, the same shall operate to release Landlord from any liability under this Lease, and in such event Landlord's successor in interest shall be solely responsible for all obligations of Landlord under this lease.

     g. INTERPRETATION. This Lease shall be construed and interpreted in accordance with the laws of the state in which the premises are located. This Lease constitutes the entire agreement between the parties with respect to the Premises and the Project, except for such guarantees or modifications as may be executed in writing by the parties from time to time. When required by the context of this Lease, the singular shall include the plural and the masculine shall include the feminine and/or neuter. "Party" shall mean Landlord or Tenant. If more than one person or entity constitutes Landlord or Tenant, the obligations imposed upon that party shall be joint and several. The enforceability, invalidity or illegality of any provision shall not render the other provisions unenforceable, invalid or illegal

                      Otay Mesa WHP #1
          Landlord:   A California Ltd. Partnership    Tenant: Polk Audio Inc.
                   --------------------------------           ----------------
                   By /s/ E.A. GALLAGHER                By  [SIG]
                     ------------------------------       --------------------
                                                        By /s/ CRAIG C. GEORGI
                                                          --------------------

                                                                  EXHIBIT 10.19

                       ADDENDUM TO LEASE BY AND BETWEEN
         OTAY MESA - WHP #1, A CALIFORNIA LTD. PARTNERSHIP (LANDLORD)
                           POLK AUDIO INC (TENANT)



28. Emissions; Storage, Use and Disposal of Waste

    28.1 Emissions.  Tenant shall not:

    a. Permit any vehicle on the premises to emit exhaust which is in violation of any governmental law, rule, regulation or requirement;

    b. Discharge, emit or permit to be discharged or emitted, any liquid, solid or gaseous matter, or any combination thereof, into the atmosphere, the ground or any body of water, which matter, as reasonably determined by Lessor or any governmental entity, does, or may pollute or contaminate the same, or is, or may become, radioactive or does, or may, adversely affect the (1) health of safety of persons, wherever located, whether on the premises or anywhere else, (2) condition, use or enjoyment of the premises or any other real or personal property, whether on the premises or anywhere else, or (3) premises or any of the improvements thereto or thereon including buildings, foundations, pipes, utility lines, landscaping or parking areas;

    c. Produce, or permit to be produced, any intense glare, light or heat except within an enclosed or screened area and then only in such manner that the glare, light or heat shall not be discernible from outside the premises;

    d. Create, or permit to be created, any sound pressure level which will interfere with the quite enjoyment of any real property outside the premises; or which will create a nuisance or violate any governmental law, rule, regulation or requirement;

    e. Create, or permit to be created, any ground vibration that is discernible outside the premises;

    f. Transmit, receive or permit to be transmitted or received, any electromagnetic, microwave or other radiation which is harmful or hazardous to any person or property in, on or about the premises, or anywhere else.

    28.2 Storage and Use.

    a. Storage. Subject to the uses permitted and prohibited to Tenant under this lease, Tenant shall store in appropriate leak proof containers all solid, liquid, or gaseous matter, or any combination thereof, which matter, if discharged or emitted into the atmosphere, the ground or any body of water, does or may (1) pollute or contaminate the same, or (2) adversely affect the (i) health or safety of persons, whether on the premises or anywhere else (ii) condition, use or enjoyment of the premises or any real or personal property, whether on the premises or anywhere else, or (iii) premises or any of the improvements thereto or thereon.

    b. Use. In addition, without Landlord's prior written consent, Tenant shall not use, store or permit to remain on the premises any solid, liquid or gaseous matter which is, or may become, radioactive. If Landlord does give its consent, Tenant shall store the materials in such a manner that no radioactivity will be detectable outside a designated storage area and Tenant shall use the materials in such a manner that (1) no real or personal property outside the designated storage area shall become contaminated thereby or (2) there are and shall be no adverse effects on the (i) health or safety of persons, whether on the premises or anywhere else, (ii) condition, use or enjoyment of the premises or any real or personal property thereon or therein, or (iii) premises or any of the improvements thereto or thereon.

    28.3 Disposal of Waste.

    a. Refuse Disposal. Tenant shall not keep any trash, garbage, waste or other refuse on the premises except in sanitary containers and shall regularly and frequently remove same from the premises. Tenant shall keep all incinerators, containers or equipment used for the storage or disposal of such materials in a clean and sanitary condition.

    b. Sewage Disposal. Tenant shall properly dispose of all sanitary sewage and shall not use the sewage disposal system (1) for the disposal of anything except sanitary sewage or (2) excess of the lesser of the amount (a) reasonably contemplated by the uses permitted under this Lesser or (b) permitted by any governmental entity. Tenant shall keep the sewage disposal system free of all obstructions and in good operating condition.

    c. Disposal of Other Waste. Tenant shall properly dispose of all other waste or other matter delivered to, stored upon, located upon or within, used on, or removed from, the premises in such a manner that it does not, and will not adversely affect the (1) health or safety of persons, wherever located, whether on the premises or elsewhere,
         (2) condition, use or enjoyment of the premises or any other real or personal property, wherever located, whether on the premises or anywhere else, or (3) premises or any of the improvements thereto or thereon including buildings, foundations, pipes, utility lines, landscaping or parking areas.

    28.4 Compliance With Law. Notwithstanding any other provision in the Lease to the contrary, Tenant shall comply with all laws, statues, ordinances, regulations, rules and other governmental requirements in complying with its obligations under this Lease, and in particular, relating to the storage, use and disposal of hazardous or toxic matter.

    28.5 Indemnification.  Tenant shall defend, indemnity and hold
         Landlord and its agents harmless from any loss, claim, liability or expenses, including attorney's loss and cost, arising out of or in connection with its failure to observe or comply with the provisions of this Lease.


   /s/ GEORGE M. KLOPTER                               /s/ E.A. GALLAGHER
- ----------------------------                   --------------------------------
Tenant                                                                 Landlord

                                                                  EXHIBIT 10.19


29. QUIET ENJOYMENT; SUBORDINATION; USE & OCCUPANCY. As long as the Tenant complies with the terms, covenants, and provisions of this Lease on Tenants part, Tenant shall have the peaceful and quiet use and possession of the Leased Premises against the claims of all persons claiming by, through, or under Landlord, subject to the further provisions hereof. As long as Tenant shall fully perform its obligations under this Lease, its tenancy shall not be disturbed as a result of any default of the Landlord in any of its obligations, or by Landlords bankruptcy or insolvency, or by any assignment of the benefit of the creditors of the Landlord, or by any foreclosure proceeding brought against Landlord by any secured or other creditor of Landlord. In the event of any sale or transfer of the property of which the Leased Premises comprise a part shall take place during the term of this Lease or of any extensions hereof, whether as a result of foreclosure or otherwise, such sale or transfer shall be subject to this Lease, and Landlord shall thereafter be relieved of all obligations and liabilities expressed in this Lease, or implied by law. Tenant hereby agrees to attorn to any party which may, subsequent to the date of execution hereof, acquire title to the Lease Premises, whether through foreclosure, sale or otherwise, so long as this Lease remains in effect. Except upon the written authority of Landlord, the Leased Premises shall be used by Tenant for the purpose of a manufacturing plant, offices and research facilities, together with related warehousing and shipping, for the fabrication, assembly, distribution and sale of audio and related home entertainment products, and other related activities of the Tenant, and for no other purpose.

30. RENEWAL OPTIONS. The Tenant shall have the right and option to extend the term of this Lease, for up to two additional terms of two years each, by giving written notice thereof to the Landlord not less than ninety (90) days before the effective termination date of the initial term or any renewal term hereof. The Tenant may exercise these renewal options separately and sequentially. In the event that the Tenant shall exercise either or both of its options to renew the term of this Lease, the base rental payable for the first two-year renewal term of this Lease shall be six percent (6%) higher than the base rental payable on the last month of the initial term hereof, and the base rental payable during the second renewal term hereof shall be eight percent (8%) higher than the base rental payable on the last month of the first renewal term hereof.

31. RIGHT OF FIRST REFUSAL ON CONTIGUOUS SPACE. At all times during the term of this Lease and any extensions or renewals hereof, the Tenant shall have the right (a) to match any bona fide offer from any third party to lease the adjacent 8,221 square foot portion of the facility identified on the attached plat as Unit 13, and/or (b) in the absence of any third party offer to lease Unit 13, to lease the said Unit 13 form the Landlord upon the same terms and conditions, and at the same rentals per square foot as are contained in this Lease, for a term to end on the dame date as the initial term hereof and with identical renewal options as are granted herein for Units 11 and 12. Prior to entering into a lease agreement of Unit 13 with a third party, the Landlord shall give the Tenant ten (10) days' notice of its intention to do so, together with he terms and conditions of such proposed lease. Tenant shall have five
(5) days thereafter to give the Landlord notice of its intent to lease the same portions of the Property on terms no less favorable to the Tenant than those proposed by, or offered by Landlord to, the said third party. In the event that the Tenant shall else Unit 13 pursuant to this Lease or otherwise, the Landlord shall construct at its own expense a demising wall to divide Unit 13 form the other parts of the facility, and shall correct any deficiencies in the electrical wiring therein.

                                                                 EXHIBIT 10.19




32. TENANT IMPROVEMENTS. Prior to the commencement date of the initial term hereof, the Landlord shall at its own expense perform the following repairs to the Premises:

          a. Replace or repair missing or inoperative plumbing and electrical parts; and
          b. Put the HVAC systems in good working order, including office A/C systems.

In addition, subject to a direct cost limit of $16,000, the Landlord shall perform the following further repairs and improvements to the Premises prior to the commencement date of the initial term:

          c. Repaint the interior office and warehouse walls and repair holes and damages, including in the offices; replace two missing doors from office to warehouse.
          d.   Replace office area carpeting;
          e. Strip extraneous wires etc out of the ceiling in the warehouse/plant area and ensure that warehouse lighting is operable;
          f.   Clean the warehouse area;
          g.   Replace wooden door with metal door between Units 12 and 13;
          h. Remove steel exterior stairway blocking loading dock and replace bumper;
          i. Demolish & remove the small closet construction between the loading dock doors;
          j. Replace wall cabinets missing over kitchenette counter in office area;
          k. The premises will meet applicable government requirements such as building codes, ADA, etc.

33.  MISCELLANEOUS MATTERS.  The parties also agree as follows:

          a. The portion of the last sentence in Section 12 hereof beginning with the words "for which Landlord has not received", to the end of Section
12, is deleted in its entirety.
          b. Notwithstanding any contrary provision of Section 21, Landlord shall not be given keys to the Premises, and access, except in cases of extreme emergency, shall be given only during normal business hours.
          c. Notwithstanding Section 27(c), consents shall not be unreasonably or arbitrarily withheld, conditioned or delayed.

WITNESS/ATTEST:               LANDLORD:
    [SIG]                       /s/ E.A. GALLAGHER        (SEAL)
- -------------------------      ---------------------------
                            by:

WITNESS:                      TENANT
 /s/ CRAIG C. GEORGI            /s/ GEORGE M. KLOPFER     (SEAL)
- -------------------------      ---------------------------
                            by: George M. Klopfer, President

                                                                   EXHIBIT 10.20


                    FIRST AMENDMENT TO BUSINESS CENTER LEASE
                             FOR BRITANNIA BUILDING
                                    BETWEEN
                       WOODLAND HILLS PROPERTIES-W, INC.,
                              A NEVADA CORPORATION
                                      AND
                    POLK AUDIO, INC. A MARYLAND CORPORATION

The First Amendment to Lease ("Amendment") is dated January 18, 1995 by and between WOODLAND HILLS PROPERTIES-W, INC. a Nevada corporation (correction of incorrect Landlord name originally referenced as "Otay Mesa WHP-#1, a California Ltd Partnership"), "LANDLORD", and POLK AUDIO, INC. a Maryland corporation, "TENANT".

                                    RECITALS

A. Landlord and Tenant entered into a lease dated July 1994 for space within the area known as Otay Mesa, in the City and County of San Diego, State of California (the "Lease").

B. Landlord and Tenant desire to revise the obligations between the parties concerning the term of the Lease, size of the Premises and the Tenant Improvements to be provided by Landlord. In this regard, Landlord and Tenant desire to amend the Lease as hereinafter provided.

                                   AGREEMENT

Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Lease. Landlord and Tenant hereby covenant and agree as follows:

         1.      TENANT (BUILDING UNIT):
                 a) Effective January 15, 1995, or upon completion of tenant improvement as hereinafter defined, Tenant desires to expand into units 13 and 14. Building Unit in Section 1.b. shall be:
                 11, 12, 13 and 14.
                 -----------------

         2.      PREMISES AREA:
                 a) Effective February 28, 1995, Premises Area in Section 1.e. and 1.k. shall be: 32,884 square feet.
                                     ------------------

         3.      PREMISES PERCENT OF PROJECT:
                 a) Effective February 15, 1995, Premises Percent of Project in Section 1.g. shall be: 22.50%.
                                            -------
         4.      TERM OF LEASE:
                 a) Term of Lease in Section 1.h. shall show lease expiration as: February 28, 1998.
                      -----------------

         5.      BASE MONTHLY RENT:
                 a) Effective February 1, 1995, Base Monthly Rent in Section 1.i. shall be: $9,536.36.
                                 ---------

First Amendment to                                                 EXHIBIT 10.20
Polk Audio Lease
January 18, 1995
Page 2


         6.      RENT ADJUSTMENT:
                 Rent Adjustment (2) Step Increase in Section 1.j. shall be replaced with the following:

                 EFFECTIVE DATE OF RENT INCREASE            NEW BASE MONTHLY RENT
                 -------------------------------            ---------------------
                 September 1, 1995                          $10,194.04 ($0.31 per square foot)
                 February 28, 1997                          $10,851.72 ($0.33 per square foot)

         7.      ANNUAL EXPENSE BASE:
                 Annual Expense Base in Section 1.k. shall be amended to read:
                 Expenses through February 28, 1997 shall not exceed $0.09 per
                 --------------------------------------------------------------
                 square foot per month ($2,956.56). From March 1, 1997 through
                 --------------------------------------------------------------
                 February 28, 1998 expenses shall not exceed $0.10 per square
                 --------------------------------------------------------------
                 foot per month ($3,288.40).
                 ---------------------------

         8.      TOTAL SECURITY DEPOSIT:
                 Additional Security Deposit of $3,289.00 to be paid upon execution of this amendment. This will bring Total Security Deposit in Section 1.m. to $9,537.00.

         9.      SITE PLAN:
                 The Site Plan (Exhibit "A") shall be replaced with the attached site plan (Exhibit "A1").

         10.     TENANT IMPROVEMENTS:
                 Landlord agrees to perform the following at their sole cost and expense.

                 A.       Remove any non-bearing walls between unit 13 and 14.
                 B. Construct walls needed to demise units 13 and 14 from units 5 and 6.

                 If the above tenant improvements cost less than $16,442, the difference will be credited to the following months rent.

         11.     RENEWAL OPTIONS:
                 Section 30 of the Lease is hereby amended to provide one (1) two year extension only. All other terms of the Renewal Options remain the same.

         12.     RIGHT OF FIRST REFUSAL:
                 During the term of this lease, tenant shall have the Right to match any bonafide offer from any third party to lease units 6 and 7, and/or in the absence of any third party offer to lease units 6 and 7 from Landlord, upon the same terms and

First Amendment to                                                 EXHIBIT 10.20
Polk Audio Lease
January 18, 1995
Page 3


                 conditions and at the same rental rate as are contained in this Amendment. The minimum lease term will be two (2) years. If the lease term extends beyond the February 28, 1998 expiration, then the rental rate will increase by 4% per annum beginning March 1, 1998.

                 In the event Landlord receives a bonafide offer to lease units 6 and/or 7 from a third party, Landlord will notify tenant in writing outlining the terms and conditions of such offer. Tenant shall have four (4) days thereafter to give Landlord notice of its intent to lease the space on terms no less favorable than those offered to such third party.

                 Landlord shall not enter into lease negotiations on units 6 or 7 with any third party for six months from the date of this Amendment.

Except as set forth in this First Amendment to Lease, all provisions of the Lease shall remain unchanged and in full force and effect.

IN WITNESS WHEREOF, Landlord and Tenant have executed this Addendum as of the date first above written.


LANDLORD                                           TENANT

WOODLAND HILLS PROPERTIES-W, INC.                  POLK AUDIO, INC.
a Nevada corporation                               a Maryland corporation


by: /s/ E.A. GALLAGHER                             By: /s/ CRAIG C. GEORGI
    --------------------                               --------------------
    E.A. Gallagher                                     Vice President
    Vice President                                     Polk Audio, Inc.

                                                                   EXHIBIT 10.21


                   SECOND AMENDMENT TO BUSINESS CENTER LEASE
                             FOR BRITANNIA BUILDING
                                    BETWEEN
                       WOODLAND HILLS PROPERTIES-W, INC.,
                              A NEVADA CORPORATION
                                      AND
                    POLK AUDIO, INC. A MARYLAND CORPORATION.

The Second Amendment to Lease ("Amendment") is dated as of November 20, 1995 by and between WOODLAND HILLS PROPERTIES-W, INC. a Nevada corporation (correction of incorrect Landlord name originally referenced as "Otay Mesa WHP-#1, a California Ltd Partnership"), "LANDLORD", and POLK AUDIO, INC. a Maryland corporation, "TENANT".

                                    RECITALS

A. Landlord and Tenant entered into a lease dated July 1994 for space within the area known as Otay Mesa, in the City and County of San Diego, State of California which was subsequently amended by a First Amendment to Lease dated January 18, 1995 (the "Lease").

B. Landlord and Tenant desire to revise the obligations between the parties concerning the size of the Premises and the Tenant Improvements to be provided by Landlord. In this regard, Landlord and Tenant desire to amend the Lease as hereinafter provided.

                                   AGREEMENT

Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Lease. Landlord and Tenant hereby covenant and agree as follows:

         1.      TENANT (BUILDING UNIT):
                 a) Effective January 1, 1996, or upon completion of tenant improvement as hereinafter defined, Tenant desires to expand into unit 4. Building Units in Section 1.b. shall be: 11, 12,
                                                                      --------
                 13, 14, and 4.
                 -------------

         2.      PREMISES AREA:
                 a) Effective January 1, 1996, or upon completion of tenant improvement as hereinafter defined, Premises Area in Sections 1.e. and 1.k. shall be: 41,205 square feet.
                                        --------------------

         3.      PREMISES PERCENT OF PROJECT:
                 a) Effective January 1, 1996, or upon completion of tenant improvement as hereinafter defined, Premises Percent of Project in Section 1.g. shall be: 28.18%.
                                                    -----

         4.      TERM OF LEASE:
                 a) Term of Lease in Section 1.h. shall remain unchanged and show lease expiration as: February 28, 1998.
                                            -----------------

         5.      BASE MONTHLY RENT:
                 a) Effective January 1, 1996, or upon completion of tenant improvement as hereinafter defined, Base Monthly Rent in
                 Section 1.i. shall be:  $12,773.55.
                                         ----------

         6.      RENT ADJUSTMENT:
                 Rent Adjustment (2) Step Increase in Section 1.j. shall be replaced with the following:

                 EFFECTIVE DATE OF RENT INCREASE            NEW BASE MONTHLY RENT
                 -------------------------------            ---------------------
                 March 1, 1997                              $13,597.65 ($0.33 per square foot)

Second Amendment to                                                EXHIBIT 10.21
Polk Audio Lease
November 1995
Page 2


         7.      ANNUAL EXPENSE BASE:
                 Annual Expense Base in Section 1.k. shall be amended to read:
                 Expenses through February 28, 1997 shall not exceed $0.09 per square foot per month ($3,699.45). From March 1, 1997 through February 28, 1998 expenses shall not exceed $0.10 per square foot per month ($4,110.50).

         8.      TOTAL SECURITY DEPOSIT:
                 Additional Security Deposit of $2,548.00 to be paid upon execution of this amendment. This will bring Total Security Deposit in Section 1.m. to $12,085.00.

         9.      SITE PLAN:
                 The Site Plan (Exhibit "A") shall be replaced with the attached site plan (Exhibit "A1").

         10.     TENANT IMPROVEMENTS:
                 Landlord agrees to perform the following at their sole cost and expense:

                 A.       Provide access from Unit 14 to Unit 4, through Unit
                 15. Said access will be large enough to accommodate a forklift. The dimensions of the access will be 10 ft. long x 10 ft. wide x 12 ft. high.

                 Landlord acknowledges that providing access is a condition of this lease.

                 B.       Install a demising wall between Unit 4 and Unit 3.

                 C. Electrical power will be drawn from Tenant's present power source.

Except as set forth in this Second Amendment to Lease, all provisions of the Lease shall remain unchanged and in full force and effect.

IN WITNESS WHEREOF, Landlord and Tenant have executed this Addendum as of the date first above written.


LANDLORD                                           TENANT

WOODLAND HILLS PROPERTIES-W, INC.                  POLK AUDIO, INC.
a Nevada corporation                               a Maryland corporation


by:                                                By:
    ------------------                                ---------------------
    E.A. Gallagher                                    ---------------------
    Vice President                                    ---------------------

                                                                   EXHIBIT 10.22


                    THIRD AMENDMENT TO BUSINESS CENTER LEASE
                             FOR BRITANNIA BUILDING
                                    BETWEEN
                       WOODLAND HILLS PROPERTIES-W, INC.,
                              A NEVADA CORPORATION
                                      AND
                    POLK AUDIO, INC., A MARYLAND CORPORATION.

The Third Amendment to Lease ("Amendment"), dated March 6, 1996, for reference purposes only, by and between WOODLAND HILLS PROPERTIES-W, INC. a Nevada Corporation (correction of incorrect Landlord name originally referenced as "Otay Mesa WHP-#1, a California Ltd Partnership"), ("LANDLORD"), and POLK AUDIO, INC., a Maryland Corporation, ("TENANT").

                                    RECITALS

A. Landlord and Tenant entered into a lease dated July 1994 ("Lease") for space within the area known as Otay Mesa, in the City and County of San Diego, State of California, which was subsequently amended by a First Amendment to Lease dated January 18, 1995, and a Second Amendment to Lease dated November 20, 1995.

B. Landlord and Tenant desire to revise the obligations between the parties concerning the size of the premises. In this regard, Landlord and Tenant desire to amend the Lease as hereinafter provided.

                                   AGREEMENT

Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Lease. Landlord and Tenant hereby covenant and agree as follows:

         1.      TENANT (BUILDING UNIT):
                 a.) Effective on the later of (i) the date that Leviton Manufacturing Co. has vacated Unit 3 in the Building, or (ii) April 1, 1996 (hereinafter referred to as the "Effective Date"), Tenant desires to expand into unit 3. Thereafter, Building Units in Section 1.b. shall be: 11, 12, 13, 14, 3
                                                          -----------------
                 and 4.
                 -----

         2.      PREMISES AREA:
                 a.) After the Effective Date, the Premises Area in Sections 1.e. and 1.k. shall be: 49,426 square feet.
                                          ------------------

         3.      PREMISES PERCENT OF PROJECT:
                 a.) After the Effective Date, the Premises Percent of Project in Section 1.g. shall be: 33.57%
                                           ------

         4.      TERM OF LEASE:
                 a.) Term of Lease in Section 1.h. shall be amended to show lease expiration as: February 28, 2002.
                                       -----------------

         5.      BASE MONTHLY RENT:
                 a.)  After the Effective Date, the Base Monthly Rent in
                 Section 1.i. shall be :  $15,322.06.
                                          ----------

         6.      RENT ADJUSTMENT:
                 Rent Adjustment (2) Step Increase in Section 1.j. shall be replaced with the following:

                 EFFECTIVE DATE OF RENT INCREASE            NEW BASE MONTHLY RENT
                 ----------------------------------------------------------------
                 March 1, 1997                              $16,310.58 ($0.33 per square foot)

                 After March 1, 1997, there shall be no further increase in Base Rent through the end of the Lease term, as amended in
                 Section 4 hereof.



                                                  Initials
                                                           --------  --------

Third Amendment to                                                 EXHIBIT 10.22
Polk Audio Lease
March 6, 1996
Page 2


         7.      ANNUAL EXPENSE BASE:
                 Annual Expense Base in Section 1.k. shall be amended to read:
                 Expenses through February 28, 1997 shall not exceed $0.09 per square foot per month ($4,448.34). From March 1, 1997 through February 28, 2002 expenses shall not exceed $0.10 per square foot per month ($4,942,60).

         8.      TOTAL SECURITY DEPOSIT:
                 Additional Security Deposit of $2,548.00 to be paid upon execution of this amendment. This will bring Total Security in
                 Section 1.m. to $14,633.00.

         9.      SITE PLAN:
                 The Site Plan (Exhibit "A") shall be replaced with the attached site plan (Exhibit "A3").

         10.     TENANT IMPROVEMENTS:
                 Tenant will be responsible for any and all tenant improvements to Unit 3.

Except as set forth in this Third Amendment to Lease, all provisions of the Lease and the First and Second Amendments thereto, shall remain unchanged and in full force and effect.

IN WITNESS WHEREOF, Landlord and Tenant have executed this Amendment as of the date first above written.


LANDLORD                                           TENANT

WOODLAND HILLS PROPERTIES-W, INC.                  POLK AUDIO, INC.
a Nevada Corporation                               a Maryland Corporation


By: /s/ E.A. GALLAGHER                             By: /s/ CRAIG C. GEORGI
    ------------------                                 -------------------
    E.A. Gallagher                                     Craig C. Georgi
    Vice President                                     Vice President

                                                                   EXHIBIT 10.23


                              ASSIGNMENT OF LEASES

         THIS ASSIGNMENT OF LEASES ("Assignment") is dated for reference purposes only as of March 18, 1996 by and between WOODLAND HILLS PROPERTIES-W, INC., a Nevada corporation ("WHP"), and KLOPFER ASSOCIATES LIMITED PARTNERSHIP, a Maryland limited partnership ("Assignee"), with reference to the following facts:

                                    RECITALS

         A. As of the Effective Date, as defined below, Assignee shall acquire that certain real property in the County of San Diego, California more particularly described on Exhibit "A" attached hereto. Such land, together with the improvements, personal property and other items transferred by WHP to Assignee as of the date hereof are being purchased by Assignee pursuant to a Purchase and Sale Agreement and Escrow Instructions dated as of February 5, 1996 (the "Purchase Agreement"), and are hereinafter referred to collectively as the "Property."

         B. WHP desires to induce Assignee to consummate the purchase of the Property by assigning to Assignee its interest in all leases and occupancy agreements affecting the Property (collectively, the "Leases") on the terms and conditions set forth herein.

         NOW THEREFORE, in reliance upon the foregoing Recitals and in consideration of the mutual covenants set forth herein and in the Purchase Agreement and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

                                   AGREEMENT

         1. ASSIGNMENT OF LEASES. WHP hereby assigns, transfers and delivers to Assignee, and to Assignee's successors and assigns, all of its right, title and interest in and to the Leases.

         2. NO REPRESENTATIONS. Assignee acknowledges and agrees that all of the Leases are herein being assigned, transferred and delivered without warranty or representation by WHP of any kind whatsoever, express or implied, except as otherwise expressly set forth in the Purchase Agreement, and subject to all restrictions on use or enjoyment existing thereon or as may be imposed thereunder.

         3. ASSUMPTION. Assignee hereby unconditionally assumes and agrees to perform all of the duties, obligations, liabilities and undertakings of WHP under the Leases accruing with respect to all facts, actions or omissions arising or occurring from and after the Effective Date hereof.

         4. EFFECTIVE DATE. The "Effective Date" hereof shall be the date the Deed, as defined in the Purchase Agreement is recorded in the Official Records for San Diego County, California.

                                                                   EXHIBIT 10.23


                            [SIGNATURE PAGE FOLLOWS]


IN WITNESS WHEREOF, the parties have executed this Assignment as of the date first set forth above.

WHP:                                     WOODLAND HILLS PROPERTIES-W, INC.
                                         a Nevada corporation

                                         By: /s/ ELIZABETH A. GALLAGHER
                                            ----------------------------------
                                            Elizabeth A. Gallagher,
                                            Vice President

ASSIGNEE:                                KLOPFER ASSOCIATES LIMITED PARTNERSHIP,
                                         a Maryland limited partnership

                                         By:
                                            ----------------------------------
                                             George M. Klopfer,
                                             General Partner

                                         By:
                                            ----------------------------------
                                            Matthew S. Polk, Jr.,
                                            General Partner

                                         By:
                                            ----------------------------------
                                             Craig G. Georgi,
                                             General Partner

                                                                   EXHIBIT 10.23


                            [SIGNATURE PAGE FOLLOWS]


IN WITNESS WHEREOF, the parties have executed this Assignment as of the date first set forth above.

WHP:                                     WOODLAND HILLS PROPERTIES-W, INC.
                                         a Nevada corporation

                                         By:
                                            ----------------------------------
                                            Elizabeth A. Gallagher,
                                            Vice President

ASSIGNEE:                                KLOPFER ASSOCIATES LIMITED PARTNERSHIP,
                                         a Maryland limited partnership

                                         By: /s/ GEORGE M. KLOPFER
                                            ----------------------------------
                                             George M. Klopfer,
                                             General Partner

                                         By: /s/ MATTHEW S. POLK, JR.
                                            ----------------------------------
                                            Matthew S. Polk, Jr.,
                                            General Partner

                                         By:
                                            ----------------------------------
                                             Craig G. Georgi,
                                             General Partner

                                                                   EXHIBIT 10.23


                            [SIGNATURE PAGE FOLLOWS]


IN WITNESS WHEREOF, the parties have executed this Assignment as of the date first set forth above.

WHP:                                     WOODLAND HILLS PROPERTIES-W, INC.
                                         a Nevada corporation

                                         By:
                                            ----------------------------------
                                            Elizabeth A. Gallagher,
                                            Vice President

ASSIGNEE:                                KLOPFER ASSOCIATES LIMITED PARTNERSHIP,
                                         a Maryland limited partnership

                                         By:
                                            ----------------------------------
                                             George M. Klopfer,
                                             General Partner

                                         By:
                                            ----------------------------------
                                            Matthew S. Polk, Jr.,
                                            General Partner

                                         By: /s/ CRAIG G. GEORGI
                                            ----------------------------------
                                             Craig G. Georgi,
                                             General Partner

                                                                   EXHIBIT 10.23


                               LEGAL DESCRIPTION


Real property located in San Diego County, California, and legally described as follows:

         Lot 1 of Britannia Commerce Center, in the City of San Diego, County of San Diego, according to Map thereof No. 11612, filed in the Office of the County Recorder of San Diego County, September 11, 1986, as File/Page No. 86-399842 of Official Records

                                                                   EXHIBIT 10.24


                                PROMISSORY NOTE


$_________                                                   Baltimore, Maryland
                                                             ______ __, 1996


         FOR VALUE RECEIVED, the undersigned, _____________ (the "Maker") promises to pay to Polk Audio, Inc., a Maryland corporation, (the "Payee") the principal sum of ________________________________________________Dollars
($__________), together with interest at the rate of ____ percent (per annum), compounded annually, accruing on the unpaid principal balance in the following manner: the full principal amount of $_______ shall be paid as a single cash payment on _____ __, 2001; interest on the unpaid balance shall be paid annually in arrears on _____ __, ____, ____, ____, ____ and ____.

         In the event the Maker shall fail to make any interest payment within ten (10) days after its due date, the Maker shall pay a late charge of five percent (5%) of the amount not paid in a timely manner, without written notice or additional demand therefor. Any such late charge shall be payable with the interest payment on which it is imposed.

         All payments required under the terms of the Note shall be paid in lawful currency of the United States of America at such place as the holder of this Note shall designate to Maker in writing at any time or from time to time.

         The Maker may prepay the principal amount outstanding, in full or in part, at any time, without premium or penalty. All payments made pursuant to this Note shall be applied, first, to any late fees and penalties hereunder, next, to all accrued and outstanding interest on the principal amount hereof, and lastly to the principal amount outstanding hereunder.

         If this Note rightfully is forwarded to an attorney for collection, the Maker shall pay on demand all costs and expenses of collection, including reasonable attorneys' fees and costs not to exceed Fifteen Percent (15%) of the then outstanding principal balance hereunder.

         Any of the following events shall constitute a default under the terms of this Note ("Events of Default"): (1) the failure of the Maker to pay any obligation hereunder within ten (10) days after the due date thereof or (2) the failure of the Maker to repay the entire unpaid principal amount plus all accrued interest and unpaid late charges upon the termination of the Maker's employment with the Payee.

         If an Event of Default shall occur, the holder of this Note may declare the entire unpaid principal balance of this Note, together with any accrued and unpaid interest, and any unpaid late charges imposed thereon, immediately due and payable.

                                                                   EXHIBIT 10.24

         The rights and remedies set forth in this Note may be exercised by the holder of this Note during any default by the Maker, regardless of any prior forbearance, and are in addition to any other rights or remedies provided by law or in equity.

         This Note is the Note referred to in that certain Pledge Agreement of even date herewith made by the Maker in favor of Payee, and all obligations of the Maker are secured thereby. No release of any security for the debt or extension of time for payment shall release, modify, or effect the liability of the Maker hereunder.

         The Maker hereby waives presentment for payment, demand for payment, protest, notice of protest and of dishonor, and any and all demands and notices that might otherwise be required by law.

         This Note shall be deemed to be made in, and shall be governed by the laws of, the State of Maryland.

         The terms of any documents referred to herein are incorporated herein by reference as though fully set forth herein.

         IN WITNESS WHEREOF, the Maker has executed this Note, under seal, the day and year first above written.



                                                                          (SEAL)
                                              ----------------------------

                                                                   EXHIBIT 10.25


                                PLEDGE AGREEMENT


           PLEDGE AGREEMENT dated _____ __, 1996, made by _____________ ("Pledgor"), to Polk Audio, Inc., a Maryland corporation (the "Pledgee");




                            PRELIMINARY STATEMENTS:




           (1) The Pledgor is the owner of ______ shares of Common Stock of Polk Audio, Inc., acquired on _____ __, 1996, pursuant to the exercise of options granted under the 1986 Equity Participation Plan of Polk Audio, Inc. (the "Pledged Shares").

           (2) The Pledgee has entered into a Promissory Note dated as of _____ __, 1996 (which may hereafter be amended or otherwise modified from time to time) (the "Note"), with the Pledgor. It is a condition precedent to the advance of funds by the Pledgee under the Note that the Pledgor shall have made the pledge contemplated by this Agreement.

           NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt of which is hereby acknowledged, and in order to induce the Pledgee to make the loan to the Pledgor pursuant to the Note, the Pledgor hereby agrees with the Pledgee as follows:

           SECTION 1. Pledge; Delivery of Shares. The Pledgor hereby pledges and grants to the Pledgee a security interest in the Pledged Shares, all earnings on the Pledged Shares (except cash dividends) and all proceeds of the Pledged Shares (the "Pledged Collateral"). In connection with the foregoing pledge, the Pledgor has delivered the Pledged Shares to the Pledgee along with appropriate undated stock powers with respect thereto duly executed by the Pledgor in blank.

           SECTION 2. Security for Obligations. This Agreement secures the payment of all obligations of the Pledgor to the Pledgee, now or hereafter existing under the Note, whether for principal, interest, fees, expenses or otherwise, and all obligations of the Pledgor now or hereafter existing under this Agreement (collectively, the "Obligations").

           SECTION 3. Representations and Warranties. The Pledgor represents and warrants as follows:

                   (a) The Pledgor is the legal and beneficial owner of record of the Pledged Collateral free and clear of any lien, security interest, option or other encumbrances except for the security interest created by this Agreement.

                                                                   EXHIBIT 10.25

                   (b) The pledge of the Pledged Shares pursuant to this Agreement creates a valid and perfected first priority security interest in the Pledged Shares, securing the payment of the Obligations.

                   (c) Pledgor (i) has good right and legal authority to pledge the Pledged Collateral owned by him in the manner hereby contemplated and (ii) will defend his title against any and all liens, claims, encumbrances, security interests or other impediments of any nature.

                   (d) The Pledgor will not sell or otherwise dispose of, or grant any option with respect to, any of the Pledged Collateral, or create or permit to exist any lien, security interest, or other encumbrance upon any of the Pledged Collateral, except for the security interest under this Agreement.

           SECTION 4. Voting Rights; Dividends. Unless an Event of Default shall have occurred and be continuing, or unless otherwise provided in this Agreement, the Pledgor shall have the right to: (a) vote the Pledged Shares and to give consents, waivers and ratifications with respect to the Pledged Shares and (b) receive any cash dividends in connection with the Pledged Shares; however, non-cash dividends shall be subject to this Agreement.

           SECTION 5. Continuing Security Interest; Release and Return of Collateral. This Agreement shall create a continuing security interest in the Pledged Collateral and shall (i) remain in full force and effect until payment in full of the Obligations; (ii) be binding upon the Pledgor and his personal representatives, successors and assigns; and (iii) inure to the benefit of the Pledgee and its successors, transferees and assigns. Upon the payment in full of the Obligations, (and provided no Event of Default shall have occurred and be continuing), the Pledgee shall promptly release from the pledge and return to the pledgor the Pledged Shares and any earnings thereon. Upon final payment of the Note this Agreement shall become void.

           SECTION 6. Reasonable Care. The Pledgee shall be deemed to have exercised reasonable care in the custody and preservation of the Pledged Collateral in its possession if the Pledged Collateral is accorded treatment substantially equal to that which the Pledgee accords its own property. No action taken by the Pledgee or omitted to be taken with respect to the Pledged Collateral shall give rise to any defense, counterclaim or offset in favor of the Pledgor or to any claim or action against the Pledgee in the absence of the gross negligence or willful misconduct of the Pledgee.

           SECTION 7. Event of Default; Right to Cure Default. An "Event of Default" under the Note shall constitute an Event of Default under this Agreement (the "Event of Default"). In case of an Event of Default, the Pledgor shall have a reasonable time to cure the default, provided the Pledgor gives reasonable written notice to the Pledgee of his intent to attempt to cure the default.

                                                                   EXHIBIT 10.25

           SECTION 8. "Put" Right Upon Termination of Employment. If the Event of Default is the Pledgor's termination of employment with the Pledgee for any reason and provided that the Pledgor gives the Pledgee prompt written notice of the Pledgor's intention to exercise his rights under this paragraph, for ninety (90) days following the Pledgor's termination of employment, the Pledgor shall have the right to "put" to the Pledgee that portion of the Pledged Collateral with a "fair market value" equal to the entire unpaid principal balance of the Note, together with any accrued and unpaid interest and any unpaid late charges imposed thereon, and the Pledgee shall be required to purchase such portion of the Pledged Collateral from the Pledgee. For purposes of the Pledgor's "put" right, "fair market value" shall be the average reported closing price of Polk Audio, Inc. Common Stock for the last twenty (20) business days prior to the Pledgor's exercise of the "put" right for which a closing price for the Common Stock was reported, as determined by the Pledgee. The Pledgee shall apply all proceeds from the exercise of the "put" right to repay the entire unpaid principal balance of the Note, together with any accrued and unpaid interest and any unpaid late charges imposed thereon. Notwithstanding the foregoing, the enforceability of the Pledgor's "put" right established by this Section 8 is contingent upon such right being permitted under agreements which the Pledgee may maintain with lenders in the course of the Pledgee's business, such as a line of credit or other indebtedness.

           SECTION 9. "Call" Right Upon Termination of Employment. If the Event of Default is the Pledgor's termination of employment with the Pledgee for any reason, and the Pledgor has not exercised his "put" right, as provided in Section 8, then the Pledgee shall have the right to "call" from the Pledgee that portion of the Pledged Collateral which has a "fair market value" equal to the entire unpaid principal balance of the Note, together with any accrued and unpaid interest and any unpaid late charges imposed thereon, and the Pledgor shall be required to sell such portion of the Pledged Collateral to the Pledgee. For purposes of the Pledgee's "call" right, "fair market value" shall be the average reported closing price of Polk Audio, Inc. Common Stock for the last twenty (20) business days prior to the Pledgor's exercise of the "put" right for which a closing price for the Common Stock was reported, as determined by the Pledgee. The Pledgee shall apply all proceeds from the exercise of the call to repay the entire unpaid principal balance of the Note, together with any accrued and unpaid interest and any unpaid late changes imposed thereon.

           SECTION 10. Remedies upon Default If the Pledgor has not exercised his "put" right as provided in Section 8 and the Pledgee has not exercised its "call" right as provided in Section 9, the Pledgee may utilize the following remedies. If any Event of Default shall have occurred and be continuing, in addition to the remedies otherwise provided hereunder, the Pledgee shall have all rights allowed by law with respect to the Pledged Collateral and may (but need not) sell the Pledged Collateral at public or private sale or at any broker's board or on any securities exchange for cash, upon credit or for future delivery as the Pledgee shall deem appropriate. The Pledgee shall be authorized at

                                                                   EXHIBIT 10.25

    any such sale to restrict the prospective bidders or purchasers to persons who will represent and agree that they are purchasing the Pledged Collateral for their own account for investment and not with a view to the distribution or sale thereof, and upon consummation of any such sale the Pledgee shall have the right to assign, transfer and deliver the Pledged Collateral to the purchaser. Each such purchaser at any such sale shall hold the property sold absolutely, free from any claim or right on the part of the Pledgor, and the Pledgor hereby waives (to the extent permitted by law) all rights of redemption, stay and appraisal which the Pledgor now has or may at any time in the future have under any rule of law or statute now existing or hereafter enacted. The Pledgee shall give the Pledgor at least 10 days' written notice (which the Pledgor agrees is reasonable notice within the meaning of Section 9-504(3) of the Annotated Code of Maryland, Commercial Law Article) of the Pledgee's intention to make any sale of Pledged Collateral. The Pledgee shall apply the net proceeds of any such sale to the payment of delinquent amounts under the Note and any surplus will be returned to the Pledgor.

           SECTION 11. Amendments; Waiver. No amendment or waiver of any provision of this Agreement shall be effective unless in writing and signed by the Pledgee. Any waiver shall be effective only in the specific instance and for the specific purpose for which given.

           SECTION 12. Addresses for Notices. All notices and other communications provided for hereunder shall be in writing and, if to the Pledgor, mailed or delivered to him, addressed to him at Polk Audio, Inc., 5601 Metro Drive, Baltimore, Maryland 21215 or his last known address in the records of the Pledgee, and if to the Pledgee, mailed or delivered to it, addressed to Polk Audio, Inc., 5601 Metro Drive, Baltimore, Maryland 21215; or as to each party at such other address as shall be designated by such party in a written notice to each other party complying as to delivery with the terms of this Section. All such notices and other communications shall, be effective when deposited in the mails or when confirmed receipt is obtained if addressed as aforesaid.

           SECTION 13. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Maryland.
    Unless otherwise defined herein or in the Note, terms defined in Title 9 of the Annotated Code of Maryland, Commercial Law Article are used as therein defined.

           SECTION 14. Severability. If any provision hereof is or shall at any time be invalid and unenforceable, then, to the fullest extent permitted by law the other provisions hereof shall remain in full force and effect and shall be liberally construed in favor of the Pledgee in order to carry out the intentions of the parties as nearly as may be possible.

           SECTION 15. WAIVER OF TRIAL BY JURY. PLEDGOR WAIVES ALL RIGHT TO TRIAL BY JURY OF ALL CLAIMS, DEFENSES, COUNTERCLAIMS AND SUITS OF ANY KIND ARISING FROM OR RELATING TO THIS PLEDGE

                                                                   EXHIBIT 10.25

    AGREEMENT. PLEDGOR ACKNOWLEDGES THAT THIS IS A WAIVER OF A LEGAL RIGHT AND THAT PLEDGOR MAKES THIS WAIVER VOLUNTARILY AND KNOWINGLY AFTER CONSULTATION WITH, OR THE OPPORTUNITY TO CONSULT WITH, COUNSEL OF HIS CHOICE. PLEDGOR AGREES THAT ALL SUCH CLAIMS, DEFENSES, COUNTERCLAIMS AND SUITS SHALL BE TRIED BEFORE A JUDGE OF A COURT OF COMPETENT JURISDICTION, WITHOUT A JURY.

           IN WITNESS WHEREOF, the Pledgor has caused this Agreement to be duly executed, under seal, and delivered as of the date first above written.


    WITNESS:

                                                                          [SEAL]
    -----------------------------           ------------------------------

                                                                    EXHIBIT 11.1



                       POLK AUDIO, INC. AND SUBSIDIARIES

                 STATEMENT RE COMPUTATION OF EARNINGS PER SHARE




                                                                                      Fiscal Years Ended
                                                                   ---------------------------------------------------
                                                                   March 31,         March 26,        March 27,
                                                                       1996              1995             1994
                                                                   ------------      ------------     -------------
Earnings per share:
Net earnings                                                      $ 1,173,711          1,451,936          988,449
                                                                    =========        ===========      ===========
Weighted average number of
 shares outstanding                                                 1,634,295          1,616,307        1,599,618

Weighted average number of stock
 options granted                                                       65,852             57,355           60,703
                                                                  -----------        -----------      -----------

Adjusted weighted average number
 of shares outstanding                                              1,700,147          1,673,662        1,660,321
                                                                    ---------          ---------        ---------

         Earnings per share                                          $  0.69                0.86             0.60
                                                                      =======            =======          =======

                                                                    EXHIBIT 13.1




                               [POLK AUDIO LOGO]
                           The Speaker Specialists(R)


                                 Annual Report
                                Fiscal Year 1996

Financial Highlights
(In thousands, except per share data)

Years ended March                               1996             1995              1994
- ----------------------------------------------------------------------------------------
Operating Results
Net sales                                     $52,171           $41,673          $33,957
Operating income                                2,217             2,341            1,434
Earnings before income taxes                    1,971             2,305            1,507
Net earnings                                    1,174             1,452              988
Earnings per share                               0.69              0.86             0.60

Year-end Position
Working capital                               $16,077           $12,862          $ 9,735
Total assets                                   30,191            22,224           15,974
Long-term debt                                  6,055             2,400               --
Stockholders' equity                           15,436            14,153           12,474

ABOUT THE COVER
The Polk Audio Signature Reference Theater (SRT) system is our ultimate home theater system, incorporating five proprietary technologies. Its basic configuration consists of 35 active drive units housed in seven enclosures (including two 300 watt powered subwoofers) and a Control Center with wireless remote.

ABOUT THE COMPANY
Polk Audio, Inc., is a premier engineer, manufacturer, and marketer of high quality loudspeaker systems for the home and automotive markets marketed under the brand names Polk Audio and Eosone. Since its founding in 1972, Polk Audio has grown to become one of the top brands of loudspeakers in the United States.

     Polk's products all emphasize superior sound quality and many of them feature innovative and patented technologies. The Company's home products range in retail price from $150 per pair for the Polk Audio mini monitor bookshelf system to$9,000 for the SRT system. Autosound products range in retail price from $55 to $370 per system. They are primarily sold through a network of audio/video specialty retailers throughout the USA, through military post exchanges in Europe and the Pacific, and through distributors in approximately 45 foreign countries.



TABLE OF CONTENTS

Financial Highlights                                                inside front cover
President's Letter                                                              page 1
Interim Financial Information                                                   page 5
Independent Auditors' Report                                                    page 5
Consolidated Financial Statements and Notes                                     page 6
Management's Discussion and Analysis                                           page 14
Seven-Year Financial Summary                                                   page 16
Market and Dividend Information                                                page 16
Directors and Executive Officers                                     inside back cover
Corporate Information                                                inside back cover

To Our Shareholders:




The fiscal year ended March 31, 1996 represented Polk Audio's fourth consecutive year of record growth. Net sales equaled $52.2 million, an increase of 25% over the prior year's sales of $41.7 million. Although net earnings declined in fiscal 1996 to $1.17 million, or $0.69 per share, from $1.45 million, or $0.86 per share, earned in fiscal 1995, we were encouraged by our results in the fourth quarter of the year as net sales rose by 67% and net earnings increased by 389% over fourth quarter results from the prior year. Our continued sales growth momentum was made possible by the introduction of 23 new loudspeaker products, including a completely new brand of loudspeakers, Eosone, to be sold exclusively in the U.S. to a national consumer electronics retail chain.

FISCAL YEAR 1996 IN RETROSPECT

         This was a landmark year for new products. We replaced our core S and LS Series models with the new RT Bookshelf and Tower speakers, a line of seven models. The new RT models have experienced excellent market acceptance. We began initial shipments in the second half of fiscal 1996 of our SRT System, which is an integrated, five channel home theater system with seven loudspeaker enclosures containing thirty-five drive elements, 600 watts of amplification and associated control electronics. Much of the proprietary technology included in the "showcase" SRT System is being incorporated into less expensive models over the next several years and we expect this to have a favorable carry-over effect on a broader series of products.

[PHOTO]
George M. Klopfer
Chief Executive Officer

         Fiscal 1996 was also the year in which we began shipments of our Eosone line, developed jointly with Genesis Technologies and sold through Best Buy Co., a "big box" retailer of consumer electronics. Our strategy for Eosone is to provide high-performance home theater products at competitive prices through a rapidly growing, national retail chain. We initially introduced eight Eosone models, of which the first shipments commenced late in the fourth quarter. Early indications of sales progress have been very encouraging.

         During the year, we completed the transfer of substantially all of Polk's manufacturing from Baltimore to our facility in Tijuana, Baja California. We set up an automated woodworking facility, also in Tijuana, to begin producing cabinets that we previously out-sourced. These were critical moves that should result in significant future cost savings for the Company.

         These four developments experienced a number of start-up problems, not untypical of many new projects. As a result, certain costs associated with the new RT and

SRT lines, the Eosone products and the transfer of production and cabinet making to Tijuana were initially higher than we anticipate they will be as we move forward. We have addressed these cost factors and are confident that the improvement in operating margins we began to see toward the end of the fourth quarter will continue through the current fiscal year.

         We announced in December a general management reorganization, which included the appointment of James M. Herd as President. The restructuring simplifies the management organization to clarify lines of authority and accountability, moves operational decision making as far down in the Company as possible and focuses day-to-day managerial responsibility and authority on the President. Management was realigned based on three broad product groups, Polk Home Entertainment Products, Polk Automotive Products and Eosone International. Each of these Strategic Business Units is responsible for sales, distribution and product line management and each is set up internally as a discrete profit center run by a Business Unit Manager. Polk Manufacturing, also a discrete profit center run by a Business Unit Manager, has been restructured along the lines of a full-service supplier to serve the three product Strategic Business Units and will provide them with engineering, product development and production.

         This flatter management structure will enable each of the four Business Unit Managers to operate with greater authority and profit accountability. Each of these line organization executives will report to the President, as will the heads of the two remaining staff departments, Marketing and Finance. The Chief Financial Officer will also report to the Board of Directors. These management changes will enable the Company's founders, Chairman Matthew Polk and me, to focus our personal efforts more toward medium and long-term business planning and strategy formulation, identification and assessment of entrepreneurial growth opportunities for the Company, analysis and development of longer-term marketing, R&D and technology strategies, and a more proactive investor relations program.

[PHOTO]
Matthew S. Polk, Jr.
Chairman of the Board

         Recently we listed our common stock on the American Stock Exchange
(AMEX). This step was taken to improve the liquidity of shareholdings in public hands and to reduce transaction costs typically incurred in the buying and selling of our shares. This is one of several steps we have taken and plan to take going forward to increase our visibility and attractiveness to the investment community.

THE FUTURE

         We believe we are entering an especially exciting new era for consumer electronics and, in particular, for Polk Audio. Our industry has gone through several technology-driven transitions since the first major transition in the 1970's, when loudspeakers, benefiting from the introduction of solid state electronics and other technological advances in acoustics, were used primarily for music playback. It was at this point that audio became a mass market product. During the '80s and early '90s, we saw the integration of audio and video technologies into home theater and big screen television products. VCRs and CD players combined with surround sound audio technologies such as Dolby Prologic to propel what had been a specialty "hobbyist" market toward becoming a mass "appliance" market. We believe, that during the second half of the '90s the key technologies will be multimedia, interactivity, and connectivity. Input sources will expand to include Digital Satellite Systems, CD-I and most importantly, the Digital Video Disk (DVD).

         Multi-channel sound systems will require more loudspeakers, which are rapidly evolving to become suitable output devices for multimedia systems. We have the technology and the growing distribution capability to play a key role in these developments. As the technologies driving our industry's products evolve and proliferate, the range of potential uses for them will naturally expand to keep pace. We anticipate this evolution will make our products more interesting, useful and accessible to an ever-widening universe of end-users around the world. As the graph below so dramatically illustrates, this phenomenon has been the basic growth engine of our industry and, not coincidentally, for Polk Audio over the past two decades.

[PHOTO]
James M. Herd
President

         The continuing expansion of the retail sector of the consumer electronics industry has also been a powerful growth factor affecting Polk's development. Polk Home Entertainment Products distributes its products through more than 700 retail outlets in the U.S., 125 outlets in Canada, 125 in the U.K. and 80 in Germany. We estimate that these existing retailers will

POLK NET SALES VS. ALL CONSUMER ELECTRONICS SALES
[Line Graph]
be adding dozens of new outlets annually over the next two to three years. In addition we envision substantial further market penetration outside the USA for the Company. Polk Automotive Products distributes loudspeakers through some 500 retail outlets in the United States. Polk's distribution in some 45 countries throughout the world encompasses approximately 1,000 retail outlets. And, Eosone International sells exclusively in the U.S. through Best Buy's 260 stores. Best Buy has indicated it expects to open approximately forty new stores per year, which increases annually our available outlets for this line by a significant proportion.

         Because of the continuing rapid rate of technological innovation indirectly affecting overall demand for loudspeakers, particularly in the computer and digital communications fields, which is leveraged by the continuing quantitative and qualitative improvement of the retailers we use to present our products to the consumer, we are very confident that these long-term industry growth trends will accelerate during the next decade. In this favorable environment, we expect to encounter many growth opportunities for our Company.

         At present we have a very new and competitive product line-up, with the vast majority of our sales coming from products less than 18 months old. Start-up costs for certain product manufacturing and distribution that we experienced last year are unlikely to be repeated in fiscal 1997. Our distribution capabilities are greatly improved and are further expanding. Our management restructuring has positioned us to be more responsive to market dynamics and to more effectively direct and control our results. All told, we look toward this year and beyond with optimism.

Cordially,


/s/ GEORGE M. KLOPFER
- ------------------------

George M. Klopfer
Chief Executive Officer
June 10, 1996

Interim Financial Information (Unaudited)   Polk Audio, Inc. and Subsidiaries


    1996                                                          Quarter ended
- ----------------------------------------------------------------------------------------------------------
                                       March 31,          December 31,        October 1,        July 2,
                                          1996                1995               1995             1995
- ----------------------------------------------------------------------------------------------------------
Net Sales                              $18,068,604         13,120,047         11,239,712        9,742,321
Gross Profit                             7,310,322          5,981,611          4,817,326        4,172,435
Net earnings (loss)                        741,925            416,571            120,017         (104,802)
Earnings (loss) per share                     0.44               0.25               0.07            (0.06)
==========================================================================================================

    1995                                                          Quarter ended
- ----------------------------------------------------------------------------------------------------------
                                       March 26,          December 25,      September 25,       June 26,
                                          1995                1994               1994             1994
- ----------------------------------------------------------------------------------------------------------
Net Sales                              $10,801,187         13,895,937         10,280,382        6,695,431
Gross Profit                             5,082,110          6,919,708          4,626,662        2,692,379
Net earnings (loss)                        156,053          1,134,633            501,505         (340,255)
Earnings (loss) per share                     0.09               0.67               0.30            (0.21)
==========================================================================================================

    1994                                                          Quarter ended
- ----------------------------------------------------------------------------------------------------------
                                       March 27,          December 26,      September 26,       June 27,
                                          1994                1993               1993             1993
- ----------------------------------------------------------------------------------------------------------
Net Sales                              $ 9,225,149         10,130,210          7,938,796        6,662,599
Gross Profit                             4,122,746          4,669,883          3,362,159        2,665,917
Net earnings (loss)                        320,186            692,502            220,945         (245,184)
Earnings (loss) per share                     0.19               0.42               0.13            (0.15)
==========================================================================================================


Independent Auditors' Report

[KPMG PEAT MARWICK LLP LOGO]

The Board of Directors and Stockholders
Polk Audio, Inc.:

         We have audited the accompanying consolidated balance sheets of Polk Audio, Inc. and subsidiaries (the Company) as of March 31, 1996 and March 26, 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PolkAudio, Inc. and subsidiaries as of March 31, 1996 and March 26, 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996 in conformity with generally accepted accounting principles.

                                                       /s/ KPMG PEAT MARWICK LLP


Baltimore, Maryland
May 14, 1996

Consolidated Balance Sheets                  Polk Audio, Inc. and Subsidiaries




                                                                                 March 31,            March 26,
                                                                                   1996                 1995
- --------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $   184,118             615,150
    Trade accounts receivable, less allowance for doubtful accounts
        of $170,396 in 1996 and $160,287 in 1995                                15,660,909           8,599,560
    Inventories:
        Finished goods                                                           3,579,287           4,019,699
        Work-in-process                                                            596,436             882,336
        Raw materials and supplies                                               3,752,715           3,127,715
- --------------------------------------------------------------------------------------------------------------
Total inventories                                                                7,928,438           8,029,750
- --------------------------------------------------------------------------------------------------------------
    Income taxes recoverable                                                            --             198,489
    Deferred income taxes (note 4)                                                 469,000             470,000
    Prepaid expenses and other current assets                                      298,831             257,514
    Notes receivable                                                                    --              85,443
- --------------------------------------------------------------------------------------------------------------
Total current assets                                                            24,541,296          18,255,906
Property and equipment, at cost
    less accumulated depreciation and amortization (note 2)                      4,626,848           3,045,095
Deposits and other assets (note 8)                                                 262,775             644,612
Notes receivable--officers                                                         224,237                  --
Deferred income taxes (note 4)                                                     536,000             278,000
- --------------------------------------------------------------------------------------------------------------
                                                                               $30,191,156          22,223,613
==============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                    $ 4,666,043           2,522,595
    Bank overdraft                                                                 450,336                  --
    Income taxes payable                                                           228,445                  --
    Accrued expenses and other liabilities (note 9)                              2,429,938           2,221,577
    Current portion of long-term debt (note 3)                                     400,000             400,000
    Current portion of accrued product warranty                                    290,000             249,700
- --------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        8,464,762           5,393,872
- --------------------------------------------------------------------------------------------------------------
Long-term liabilities:
    Long-term debt, less current portion (note 3)                                6,055,149           2,400,000
    Accrued product warranty, less current portion                                 235,000             193,300
    Pension liability (note 8)                                                          --              83,836
- --------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                      6,290,149           2,677,136
- --------------------------------------------------------------------------------------------------------------
Stockholders' equity (notes 6 and 7):
    Common stock, par value $.01 per share. Authorized 20,000,000 shares;
        issued and outstanding 1,797,035 shares in 1996 and
        1,632,035 shares in 1995                                                    17,970              16,320
    Additional paid-in capital                                                   1,253,489             302,514
    Foreign currency translation adjustments                                       (55,373)            (27,177)
    Notes receivable-stock (note 7)                                               (814,500)                 --
    Retained earnings                                                           15,034,659          13,860,948
- --------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                      15,436,245          14,152,605
Commitments (notes 5 and 8)
- --------------------------------------------------------------------------------------------------------------
                                                                               $30,191,156          22,223,613
==============================================================================================================


See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings          Polk Audio, Inc. and Subsidiaries
(Three-year period ended March 31, 1996)


                                                                      March 31,            March 26,            March 27,
                                                                        1996                 1995                 1994
- ------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $52,170,684           41,672,937          33,956,754
Cost of goods sold                                                   29,888,990           22,352,078          19,136,049
- ------------------------------------------------------------------------------------------------------------------------
Gross profit                                                         22,281,694           19,320,859          14,820,705
Selling, research, general and administrative expenses               20,064,845           16,979,472          13,387,013
- ------------------------------------------------------------------------------------------------------------------------
Operating income                                                      2,216,849            2,341,387           1,433,692
Other income (expense):
    Interest income                                                      32,132               71,087              46,301
    Interest expense                                                   (294,482)            (101,167)            (11,699)
    Other, net                                                           16,212               (6,371)             39,155
- ------------------------------------------------------------------------------------------------------------------------
                                                                       (246,138)             (36,451)             73,757
- ------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                          1,970,711            2,304,936           1,507,449
Income taxes (note 4)                                                   797,000              853,000             519,000
- ------------------------------------------------------------------------------------------------------------------------
Net earnings                                                        $ 1,173,711            1,451,936             988,449
========================================================================================================================
Earnings per common and common equivalent share                     $      0.69                 0.86                0.60
========================================================================================================================


See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders'
Equity                                       Polk Audio, Inc. and Subsidiaries

(Three-year period ended March 31, 1996)


                                                                               Foreign
                                                               Additional     Currency        Notes                        Total
                                      Number       Common        Paid-in     Translation   Receivable-    Retained     Stockholders'
                                    of Shares      Stock         Capital     Adjustments      Stock       Earnings         Equity
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at March 28, 1993             1,600,812     $16,008           --             --          --      11,420,563      11,436,571
   Compensation recognized
      under grant of stock options           --          --       95,628             --          --              --          95,628
   Foreign currency
      translation adjustments                --          --           --         (4,547)         --              --          (4,547)
   Stock repurchases (note 6)            (4,777)        (48)     (41,754)                        --                         (41,802)
   Net Earnings                              --          --           --             --          --         988,449         988,449
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at March 27, 1994             1,596,035      15,960       53,874         (4,547)         --      12,409,012      12,474,299
   Compensation recognized
      under grant of stock options           --          --       40,000             --          --              --          40,000
   Foreign currency
      translation adjustments                --          --           --        (22,630)         --              --         (22,630)
   Exercise of stock options
      by employees                       36,000         360      208,640             --          --              --         209,000
   Net Earnings                              --          --           --             --          --       1,451,936       1,451,936
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at March 26, 1995             1,632,035      16,320      302,514        (27,177)         --      13,860,948      14,152,605
   Compensation recognized
      under grant of stock options           --          --      138,125             --          --              --         138,125
   Foreign currency
      translation adjustments                --          --           --        (28,196)         --              --         (28,196)
   Exercise of stock options
      by employees                      165,000       1,650      812,850             --    (814,500)             --              --
   Net Earnings                              --          --           --             --          --       1,173,711       1,173,711
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996             1,797,035     $17,970    1,253,489        (55,373)   (814,500)     15,034,659      15,436,245
===================================================================================================================================


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows        Polk Audio, Inc. and Subsidiaries
(Three-year period ended March 31, 1996)


                                                                             March 31,            March 26,          March 27,
                                                                               1996                 1995                1994
- --------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                            $ 1,173,711            1,451,936             988,449
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                       1,655,924            1,486,032           1,088,622
         Noncash compensation recognized under stock option plan               138,125               40,000              95,628
         Gain on sale of fixed assets                                          (22,230)             (13,414)            (36,548)
         Deferred income taxes                                                (257,000)             (84,000)             (9,000)
         Increase in accrued product warranty                                   82,000               30,000              13,000
         Increase (decrease) from changes in working capital:
            Accounts receivable                                             (7,061,348)          (2,383,190)         (1,063,109)
            Inventories                                                        101,312           (3,057,496)         (1,080,855)
            Income taxes recoverable or payable                                202,697             (208,502)             31,230
            Prepaid expenses and other current assets                          (41,317)             (39,232)            (68,619)
            Accounts payable, trade                                          2,143,447              733,390              (1,453)
            Accrued expenses and other current liabilities                     208,360            1,015,510             173,108
         Other                                                                 (83,836)               2,896              (3,938)
- --------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                         (1,760,155)          (1,026,070)            126,515
- --------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of property and equipment                                      (3,237,676)          (1,979,889)         (1,611,598)
   Proceeds from disposal of equipment                                          22,230               13,414              36,548
   Repayment of (investment in) notes receivable                                85,443               64,399            (149,842)
   Decrease (increase) in deposits and other assets                            381,837             (471,770)              9,348
- --------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (2,748,166)          (2,373,846)         (1,715,544)
- --------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase in bank overdraft                                                  450,336                   --                  --
   Proceeds from revolving line of credit                                    4,055,149            2,300,000                  --
   Payments on revolving line of credit                                             --           (1,500,000)                 --
   Proceeds from term note payable                                                  --            2,000,000                  --
   Payments on term note payable                                              (400,000)                  --                  --
   Proceeds from exercise of stock options                                          --              209,000                  --
   Repurchases of common stock                                                      --                   --             (41,802)
- --------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                          4,105,485            3,009,000             (41,802)
   Effect of exchange rate changes on cash                                     (28,196)             (22,630)             (4,547)
- --------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                     (431,032)            (413,546)         (1,635,378)
Cash and cash equivalents at beginning of year                                 615,150            1,028,696           2,664,074
- --------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $   184,118              615,150           1,028,696
================================================================================================================================
Non-cash transactions:
   Notes receivable--stock--received for exercise of stock options         $   814,500                   --                  --
================================================================================================================================


See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements   Polk Audio, Inc. and Subsidiaries
(Three-year period ended March 31, 1996)

(1) Summary of Significant
    Accounting Policies

Principles of Consolidation and Basis of Presentation

         Polk Audio, Inc. engineers and manufactures high quality loudspeaker systems for home and automotive markets.

         The consolidated financial statements include the accounts of Polk Audio, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         The Company's fiscal year is the 52-53 week fiscal year ending the last Sunday in March. The financial statements present results of operations and cash flows for the fiscal years ended March 31, 1996 (53 weeks), March 26, 1995 (52 weeks) and March 27, 1994 (52 weeks).

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

         Cash equivalents consist of highly liquid debt instruments with original maturities of three months or less.

Inventories

         Inventories, consisting of material, labor and overhead, are stated at the lower of cost or market. Cost is determined using the first-in, first-out
(FIFO) method.

Property and Equipment

         Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. The estimated economic lives of equipment, machinery, furniture and fixtures range from three to eight years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred.

Patents

         Costs of obtaining and protecting patents are charged to expense as incurred.

Product Warranty

         Estimated warranty costs are provided in the year of sale. Accrued costs applicable to warranty obligations beyond one year are classified as long-term liabilities.

Fair Value of Financial Instruments

         The fair value of instruments, including accounts receivable, accounts payable and long-term debt approximate carrying value.

Research and Development Costs

         Costs associated with the development of new products and enhancements to existing products are charged to operations as incurred. Such costs were approximately $3,266,000 in 1996, $2,565,000 in 1995 and $1,703,000 in 1994.

Income Taxes

         Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

         Earnings per share computations are based on the weighted average number of shares of common stock and common stock equivalents (representing employee stock options) outstanding during each period. The numbers of shares used in the computations were 1,700,147 shares in 1996, 1,673,662 shares in 1995 and 1,660,321 shares in 1994.

(2) Property and Equipment

         Property and equipment are summarized as follows:

                                             March 31,            March 26,
                                                1996                1995
- ----------------------------------------------------------------------------
Equipment, machinery
   and tooling                               $7,173,550           6,368,441
Leasehold improvements                        1,786,004           1,300,072
Furniture and fixtures                          255,337             234,370
Transportation equipment                        339,031             414,319
- ----------------------------------------------------------------------------
                                              9,553,922           8,317,202
Less accumulated
   depreciation and
   amortization                               4,927,074           5,272,107
- ----------------------------------------------------------------------------
                                             $4,626,848           3,045,095
============================================================================

(3) Credit Arrangements

         The Company has a revolving credit agreement with a commercial bank providing for maximum borrowings of $6,500,000 at the LIBOR rate plus 1.75% (7.15% at March 31, 1996). Any borrowings under this agreement will be due October 31, 1997. Among other things, the agreement requires the Company to maintain certain minimum financial ratios for debt to tangible net worth, income to fixed charges and working capital. The agreement provides that outstanding cash balances at the bank automatically curtail the outstanding borrowings. Borrowings at March 31, 1996 and March 26, 1995 totaled $4,855,149 and $800,000, respectively.

         During fiscal year 1995, the Company entered into a $2,000,000 5-year unsecured term loan with a commercial bank. The loan incurs interest at the LIBOR rate plus 2 percent, 7.3% at March 31, 1996, and the loan matures on December 31, 1999. Borrowings at March 31, 1996 and March 26, 1995 totaled $1,600,000 and $2,000,000, respectively. Principal payments are due as follows:
$400,000 in 1997, $400,000 in 1998, $400,000 in 1999 and $400,000 in 2000.

         Interest payments for supplementary cash flow information totaled approximately $269,000, $89,000 and $11,000 during 1996, 1995 and 1994, respectively.

(4) Income Taxes

         The provision for income taxes consists of:

                                                          Fiscal Years Ended
- ------------------------------------------------------------------------------------------
                                         March 31,            March 26,          March 27,
                                            1996                 1995              1994
- ------------------------------------------------------------------------------------------
Federal                                 $  732,800             805,000           498,000
State                                       64,200              48,000            21,000
- ------------------------------------------------------------------------------------------
                                           797,000             853,000           519,000
==========================================================================================
Current                                  1,054,000             937,000           528,000
Deferred                                  (257,000)            (84,000)           (9,000)
- ------------------------------------------------------------------------------------------
                                        $  797,000             853,000           519,000
==========================================================================================

         The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 34% to earnings before income taxes as follows:

                                         March 31,            March 26,          March 27,
                                            1996                 1995              1994
- ------------------------------------------------------------------------------------------
Income tax at
   statutory rate                         $670,000             784,000           512,000
State income taxes,
   net of Federal
   tax benefit                              41,000              32,000            14,000
Research and
   development
   credits                                 (53,000)            (61,000)          (54,000)
Net increase in
   valuation allowance                      93,000             113,000                --
Non-deductible
   employee meals                           46,000              46,000            13,000
Foreign sales
   corporation                                  --             (22,000)          (19,000)
Non-deductible
   legal costs                                  --              28,000                --
Stock option
   compensation                                 --             (42,000)               --
Other, net                                      --             (25,000)           53,000
- ------------------------------------------------------------------------------------------
                                          $797,000             853,000           519,000
==========================================================================================
Income tax
   payments for
   supplementary
   cash flow
   information                            $641,000           1,115,000           498,000
==========================================================================================

Notes to Consolidated Financial                Polk Audio, Inc. and Subsidiaries
  Statements (continued)

(Three-year period ended March 31, 1996)


         The components of the deferred income tax asset at March 31, 1996 and March 26, 1995 were as follows:

                                                    1996                1995
- ------------------------------------------------------------------------------
Deferred tax assets:
   Depreciation                                $  407,000              204,000
   Product warranty and
      accrued advertising                         235,000              194,000
   Employee compensation,
      including stock options                     190,000              204,000
   Inventory                                      168,000              142,000
   State income tax net
      operating loss carryforward                  97,000               59,000
   Allowance for doubtful accounts                 62,000               59,000
   Net capital loss carryforwards                  31,000               31,000
   Other                                           55,000                5,000
- ------------------------------------------------------------------------------
Deferred tax assets                             1,245,000              898,000
Less valuation allowance                          206,000              113,000
- ------------------------------------------------------------------------------
Deferred tax assets, net                        1,039,000              785,000
- ------------------------------------------------------------------------------
Deferred tax liabilities:
   State income taxes                              13,000               14,000
   Prepaid expenses                                21,000               23,000
- ------------------------------------------------------------------------------
Deferred tax liabilities                           34,000               37,000
- ------------------------------------------------------------------------------
Net deferred tax asset                         $1,005,000              748,000
==============================================================================


         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance for the excess of deferred tax assets over taxes paid available in carryback years and future reversals of certain existing taxable temporary differences.

(5) Commitments

         The Company is obligated under two noncancellable operating leases with a partnership comprised of the principal stockholders of the Company for plant, warehouse and office facilities. One lease provides for annual rentals of approximately $633,000 through September, 2003 while the other provides for annual rentals of $196,000 beginning April, 1996 and extending through February, 2002. Both provide for additional rents for changes in the Consumer Price Index, real estate taxes, insurance, utilities and maintenance. Rentals paid to such partnership were approximately $624,000 in 1996, $608,000 in 1995 and $626,000 in 1994. In addition, the Company is obligated under noncancellable operating leases for various equipment and vehicles. The approximate future minimum rentals are $1,602,000 in 1997, $1,176,000 in 1998, $961,000 in 1999, $863,000 in 2000, $841,000 in 2001 and $1,762,000 thereafter.

(6) Common Stock

         The Company's charter provides that all shares are initially classified as common stock and empowers the Board of Directors to reclassify any unissued shares into classes of preferred or similar stock by setting preference, conversion or other rights; voting powers; dividend or other limitations, restrictions or qualifications; or terms or conditions of redemption of such shares.

         In November, 1993 and June, 1992, the Board of Directors approved the repurchase, in the aggregate, of up to 400,000 shares of the Company's common stock. The Company did not repurchase any shares during 1996 and 1995, however, it did repurchase 4,777 shares in 1994 for approximately $42,000.

(7) Equity Participation Plan

         Under the Company's Equity Participation Plan for officers and key employees, an aggregate of 600,000 shares of common stock have been reserved for issuance as stock bonus awards, incentive stock options or non-qualified stock options. Incentive stock options may be granted, subject to certain limitations defined in the plan, at no less than fair market value at the date of grant (110% of fair market value for more than 10% stockholders) and non-qualified stock options may be granted at no less than 85% of fair market value at the date of grant. The maximum exercise period is ten years (five years for more than 10% stockholders) from the date the option is granted. The plan also provides for granting stock appreciation rights and tax benefit rights in tandem with non-qualified stock options and stock bonus awards. Under certain conditions, the optionee may surrender the related option and receive cash or shares of common stock based on formulas set forth in the plan.

         The Company has granted to certain key employees non-qualified stock options to purchase an aggregate 368,500 shares of common stock. During 1996, 165,000 shares have been exercised at an average price of $4.94 per share. In lieu of cash consideration, the Company accepted full recourse notes receivables which bear interest of 5.45%. Such notes are due March 26, 2001. Shares exercisable at March 31, 1996 totaled 70,296 and are exercisable at prices ranging from $4.75 to $8.94 per share. Such options expire at various dates through 1998.

(8) Pension Plan

         The Company has a defined benefit pension plan covering most domestic employees excluding sales, research and administrative staffs. Benefits to participants are based on years of service and compensation during the employee's term of service. The Company's funding policy is to contribute annually an amount sufficient to fund benefits called for under the plan.

         The plan's funded status and amounts recognized in the Company's balance sheet at March 31, 1996 and March 26, 1995 are as follows:

                                                  March 31,       March 26,
                                                    1996            1995
- ---------------------------------------------------------------------------
Actuarial present value of
   accumulated benefit obligations:
       Vested                                      $238,683        343,080
       Nonvested                                      7,481          7,013
- ---------------------------------------------------------------------------
                                                    246,164        350,093
Effect of compensation increases                         --         40,470
- ---------------------------------------------------------------------------
Projected benefit obligation                        246,164        390,563
Plan assets at fair value, primarily
   guaranteed investment contracts                  240,534        324,242
- ---------------------------------------------------------------------------
Projected benefit obligation
   in excess of plan assets                        $  5,630         66,321
===========================================================================
Unrecognized prior service cost                    $     --         95,673
Unrecognized loss on plan assets                      6,162         28,633
Deferred pension cost                                 5,630         25,851
Adjustment required to recognize
   minimum liability                                 (6,162)       (83,836)
- ---------------------------------------------------------------------------
Pension liability                                  $  5,630         66,321
===========================================================================


         Net pension cost includes the following components:

                                                   Fiscal Years Ended
- --------------------------------------------------------------------------------
                                       March 31,       March 26,       March 27,
                                          1996            1995            1994
- --------------------------------------------------------------------------------
Service cost--
   benefits earned                     $      --          27,099         31,140
Interest cost on
   projected benefit
   obligation                             20,786          27,730         26,747
Actual return on
   plan assets                           (14,066)        (13,268)        (7,250)
Amortization of
   prior service costs                     3,001           2,916            895
- --------------------------------------------------------------------------------
Net pension cost                       $   9,721          44,477         51,532
================================================================================

         Assumptions used in determining the actuarial present value of the projected benefit obligation are as follows: weighted-average discount rate of 8%; expected rate of return on assets of 8% and assumed rate of salary increases of 5%.

         The Company also provides a contributory profit-sharing plan for employees who are not participants of the aforementioned pension plan. Company contributions to the plan totaled $157,480 in 1996, $110,440 in 1995 and $87,096 in 1994.

(9) Accrued Expenses and
    Other Liabilities

         Accrued expenses and other liabilities consist of the following:

                                                  March 31,       March 26,
                                                    1996            1995
- ----------------------------------------------------------------------------
Accrued advertising allowances                   $  780,416        555,625
Accrued vacation                                    414,246        414,995
Accrued salary and bonuses                          602,827        487,827
Accrued freight                                     130,000        170,000
Accrued relocation expenses                              --        295,000
Other                                               502,449        298,130
- ----------------------------------------------------------------------------
                                                 $2,429,938      2,221,577
============================================================================

(10) Business and Credit
     Concentrations

         The Company markets its products to audio retailers throughout the U.S.A. and to distributors in forty-five foreign countries. Related trade receivables are generally unsecured. During fiscal years 1996 and 1995, sales to one customer amounted to approximately 12.6% and 13.9% of net sales, respectively. At March 31, 1996, one customer individually comprised 32.5% of total trade accounts receivable.

         Export sales, including sales to overseas installations of the United States government, were approximately $8,847,000 in 1996, $5,586,000 in 1995 and $4,538,000 in 1994. Such sales represented 17.0%, 13.4% and 13.4%, respectively, of net sales for such periods. Sales to all installations of the United States government represented 1.0%, 0.7% and 1.8%, respectively, of net sales for such periods.

(11) Foreign Operations

         Included in the Company's consolidated balance sheet at March 31, 1996, are certain assets of the Company's manufacturing operations, primarily inventory and equipment, all of which are located in Tijuana, B.C., Mexico and which total approximately $5.33 million.

Management's Discussion and Analysis of Financial
Condition and Results of Operations          Polk Audio, Inc. and Subsidiaries




Results of Operations

         Net earnings of $1,173,711 in 1996 decreased 19.2% from $1,451,936 in 1995 which increased from $988,449 in 1994. The following table sets forth for the periods indicated certain income, expenses and earnings as a percentage of net sales.

(percentage of net sales)                        Fiscal Years Ended
- -----------------------------------------------------------------------------
                                      March 31,      March 26,      March 27,
                                        1996            1995           1994
- -----------------------------------------------------------------------------
Net sales                               100.0%         100.0          100.0
Cost of goods sold                      (57.3)         (53.6)         (56.4)
Selling, research, general
   and administrative
   expenses                             (38.5)         (40.8)         (39.4)
- -----------------------------------------------------------------------------
      Operating income                    4.2            5.6            4.2
Other income (expense)                   (0.5)          (0.1)           0.2
- -----------------------------------------------------------------------------
   Earnings before
      income taxes                        3.7            5.5            4.4
Income taxes                             (1.5)          (2.0)          (1.5)
- -----------------------------------------------------------------------------
   Net earnings                           2.2%           3.5            2.9
=============================================================================

Net Sales and Cost of Goods Sold

Fiscal 1996 compared to fiscal 1995

         Net sales in fiscal 1996 of $52,170,684 increased 25.2% from $41,672,937 in fiscal 1995. The increase reflects introductions of several new products coupled with additional domestic and international distribution. Cost of goods sold, as a percentage of net sales, increased to 57.3% in 1996 from 53.6% in 1995. The increase primarily reflects higher direct material costs and certain start up costs of production facilities in Tijuana, B.C., Mexico.

Fiscal 1995 compared to fiscal 1994

         Net sales in fiscal 1995 of $41,672,937 increased 22.7% from $33,956,754 in fiscal 1994. The increase reflects introductions of several new products coupled with additional domestic and international distribution in addition to continued improvement in the domestic economic environment as compared with the prior year. Cost of goods sold, as a percentage of net sales, decreased to 53.6% in 1995 from 56.4% in 1994. The decrease primarily reflects lower direct material and direct labor costs as a percentage to net sales, of improved margins on new products introduced during fiscal 1995 and to the higher absorption on manufacturing overhead costs.

Selling, Research, General and
Administrative Expenses

Fiscal 1996 compared to fiscal 1995

         Selling, research, general and administrative (SRG&A) expenses increased to $20,064,845 in 1996 from $16,979,472 in 1995, an increase of 18.2%. As a percentage of net sales, SRG&A expenses decreased to 38.5% in 1996 from 40.8% in 1995. The increase in SRG&A expenses primarily reflects increased promotion, selling and shipping costs and increased research and development expenses relative to the prior year.

Fiscal 1995 compared to fiscal 1994

         Selling, research, general and administrative (SRG&A) expenses increased to $16,979,472 in 1995 from $13,387,013 in 1994, an increase of 26.8%. As a percentage of net sales, SRG&A expenses increased to 40.8% in 1995 from 39.4% in 1994. The increase in SRG&A expenses primarily reflects increased promotion, selling and shipping costs and increased research and development expenses relative to the prior year. In addition, during the fourth fiscal quarter of 1995 the Company incurred costs of approximately $310,000, or 0.7% of net sales, resulting from its decision to relocate certain manufacturing operations from its Baltimore facility to its facilities in San Diego, California and Tijuana, B.C., Mexico.

Other Income and Expense

Fiscal 1996 compared to fiscal 1995

         Other expense in fiscal 1996 of $246,000 increased approximately $210,000 from $36,000 in fiscal 1995. The net decrease primarily resulted from interest expense incurred on outstanding balances of its revolving and term notes payable during fiscal 1996.

Fiscal 1995 compared to fiscal 1994

         Other income (expense) in fiscal 1995 of ($36,000) decreased approximately $110,000 from income of $74,000 in fiscal 1994. The net decrease primarily resulted from increased interest expense on outstanding balances on its revolving and term notes payable during fiscal 1995.

Income Taxes

         Income taxes, as a percentage of earnings before income taxes, increased to 40.4% in 1996 from 37.0% in 1995 which increased from 34.4% in 1994. The increase in income taxes in 1996 compared with 1995, as a percentage to earnings before income taxes, results from higher state income taxes. The increase in income taxes in 1995 compared with 1994, as a percentage to earnings before income taxes, also resulted from higher state income taxes.

Seasonality

         The home audio market is somewhat seasonal, with the majority of the Company's sales and earnings occurring historically in the quarters ending December and March. See interim financial information.

Inflation

         The Company's financial statements have been prepared on the historical cost basis, as required by generally accepted accounting principles. However, the operating results would not have been significantly different if the financial statements had been prepared on a price level adjusted basis to reflect the impact of inflation, because the Company has historically been able to increase prices to offset rising costs.

Foreign Currency Exchange Rates

         The Company procures certain raw materials, component parts and other products from suppliers in the Far East, Europe, South America and Central America. In addition, the Company makes sales to customers in Europe, Canada, South America, Central America, the Middle East and the Far East. Although the majority of all such transactions are denominated in U.S. dollars, the Company's costs and ability to compete in foreign markets are affected by fluctuations in the value of the U.S. dollar in relation to these currencies. Increased costs generally have been offset by price increases to customers. Aggregate purchases from foreign suppliers and sales to foreign customers were $9,941,000 and $8,847,000 in 1996, $8,208,000 and $5,159,000 in 1995, and
$4,374,000 and $3,933,000 in 1994, respectively.

         The Company leases four manufacturing facilities in Tijuana, B.C., Mexico and its net book value in property and equipment at March 31, 1996 was approximately $2,316,000. The functional currency of such operations is the U.S. dollar.

New Accounting Standards

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121). The statement established accounting standards for the impairment of long-lived assets and certain identifiables to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. The adoption of this statement effective April 1, 1996 will not have a material effect on results of operations, financial condition or liquidity.

         In October 1995, the Financial Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995 and for transactions occurring after December 15, 1995. The Statement defines a fair value based method of accounting for an employee stock option or similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Statement encourages all entities to adopt the fair value method of accounting for an employee stock option or similar equity instrument, however, it allows an entity to continue to measure compensation costs for stock options or similar equity instruments using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation costs are the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to continue to measure compensation costs for stock options using the intrinsic value based method of accounting and will disclose proforma net income and earnings per share as if the fair value based method of accounting had been applied.

Liquidity and Capital Resources

         The Company has historically financed its operations through cash generated by operations, term loan borrowings, revolving credit line borrowings and normal trade credit extended by its suppliers.

         Net cash used in operating activities during the fiscal year ended March 31, 1996 was $1,760,155. As of March 31, 1996, the Company's working capital was $16,076,534 and its current ratio was 2.9 to 1. In addition, the Company presently has an unsecured revolving credit agreement with a commercial bank providing for maximum borrowings of $6,500,000 of which $1,644,851 was available at March 31, 1996, and an unsecured five-year term loan agreement with the same bank for $2,000,000, of which $1,600,000 was outstanding at March 31, 1996. The Company believes funds provided by operations, working capital and temporary borrowings from its credit agreement and term loan will be sufficient to meet its current operating needs and anticipated capital expenditures for fiscal 1997.

Seven-Year Financial Summary                 Polk Audio, Inc. and Subsidiaries



                                                 As of and for the Fiscal Years Ended
- -------------------------------------------------------------------------------------------------------------------------
                                March 31,    March 26,    March 27,    March 28,    March 29,    March 31,     March 25,
                                  1996          1995        1994         1993          1992        1991           1990
                               (53 weeks)    (52 weeks)  (52 weeks)   (52 weeks)    (52 weeks)  (53 weeks)     (52 weeks)
- -------------------------------------------------------------------------------------------------------------------------
Earnings Statement Data:
   Net sales                     $52,171        41,673      33,957      29,822       27,465        27,866        27,540
   Gross profit                   22,282        19,321      14,821      11,505       10,298        10,961        11,444
   Selling, research,
      general and
      administrative expenses     20,065        16,979      13,387      10,840        9,204         9,280         8,592
   Operating income                2,217         2,341       1,434         665        1,094         1,681         2,852
   Earnings before
      income taxes                 1,971         2,305       1,507         883          502         1,781         2,907
   Net earnings                    1,174         1,452         988         592          321         1,200         1,972
   Earnings per share            $  0.69          0.86        0.60        0.36         0.18          0.68          1.09

Balance Sheet Data:
   Working capital               $16,077        12,862       9,735       9,327        9,666         8,441         8,049
   Total assets                   30,191        22,224      15,974      14,745       15,787        14,691        12,859
   Long-term debt                  6,055         2,400          --          --           --            --            --
   Stockholders' equity           15,436        14,153      12,474      11,437       11,690        11,370        10,169


Market and Dividend Information


         As of May 31, 1996, there were 154 stockholders of record. This number does not reflect the number of beneficial owners of the Company's common stock for whom shares are held by certain brokerage firms and others.

         The Company has not paid or declared any dividends since its inception. The Company intends to follow a policy of retained earnings in order to finance the growth and development of the business.

         During the fiscal year ended March 31, 1996 the Company's common stock was traded over-the-counter. Effective June 6, 1996 the Company's common stock will be traded on the American Stock Exchange. The high and low bid prices per share, as adjusted for stock splits, during the last four fiscal years were as follows:


                         1996                  1995               1994                 1993
                     High       Low        High      Low      High       Low       High     Low
- -------------------------------------------------------------------------------------------------
June                 13          9 1/2     10 1/2     9 3/4   10 1/2     8 3/4     7        4 1/4
September            12 1/2     10 1/2     10         7 3/8    9 1/2     7 3/4     6        5 1/4
December             12 1/4      9 1/4     10 3/4     8 1/4    9         7 3/4     8 1/2    5 1/2
March                 9 3/4      8         13 1/2    10       10 1/2     8 1/2     9 1/2    7 1/2
- -------------------------------------------------------------------------------------------------

BOARD OF DIRECTORS &
EXECUTIVE OFFICERS

Matthew S. Polk, Jr.
Chairman of the Board of Directors
Secretary and Vice President of Engineering

George M. Klopfer
Chief Executive Officer and Director

James M. Herd
President

Craig C. Georgi
Vice President of Manufacturing and Director

Gary B. Davis
Treasurer and Chief Financial Officer

Peter D. Gaskarth
Vice President of Polk Home Entertainment Products

Robert E. Limbaugh
Vice President of Polk Automotive Products

Thomas C. Roddam
Vice President of Eosone Home Products

Keith A. Ballard
Vice President of Marketing

Wilbert H. Sirota
Director
a Partner in the law firm of
Piper & Marbury L.L.P.

Robert B. Barnhill, Jr.
Director
President and CEO of TESSCO, Inc.


Corporate Offices
5601 Metro Drive
Baltimore, Maryland 21215, USA
Telephone (410) 358-3600
Telecopier (410) 764-5266

Transfer Agent and Registrar
Chemical Mellon Shareholder Services
New York, New York

Annual Meeting
The Annual Meeting of Stockholders will be held on Monday, August 5, 1996 at 9:00 a.m. at the Offices of Piper & Marbury L.L.P., 36 South Charles Street,
2nd floor, Baltimore, Maryland 21201.

Form 10-K
Form 10-K is available without charge to stockholders upon written request. Exhibits to Form 10-K will be furnished upon payment of $.50 per page with a minimum charge of $5.00. Please direct requests to President, Polk Audio, Inc., 5601 Metro Drive, Baltimore, MD 21215, USA.

Stock Information
Polk Audio, Inc. is traded on the American Stock Exchange under the symbol PKA.

Designed by Curran & Connors, Inc.

Polk Audio, Inc.
5601 Metro Drive
Baltimore, Maryland 21215, USA
(410) 358-3600
http://www.polkaudio.com/

                                                                    EXHIBIT 21.1




                       POLK AUDIO, INC. AND SUBSIDIARIES

                         SUBSIDIARIES OF THE REGISTRANT



1) Britannia Investment Corporation, incorporated under the laws of Delaware.

2) Polk International Sales Corporation, incorporated under the laws of the United States Virgin Islands.

3) Polk Audio Europe Inc., incorporated under the laws of Maryland.

4) Polk Audio International Limited, incorporated under the laws of the United Kingdom.

5) Eosone International, Inc., incorporated under the laws of Maryland.

                                                                    Exhibit 23.1



The Board of Directors
Polk Audio, Inc.

We consent to the use of our reports included herein or incorporated herein by reference.



Baltimore, Maryland
June 24, 1996