Form 10-Q
period 1996-06-30
POLK AUDIO INC
filed 1996-08-08
CIK 793982

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the period ended    June 30, 1996
                      ----------------------

                                     or

/ / Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from_________________to________________


Commission File Number:    0-14729
                        ----------------

                              POLK AUDIO, INC.
      ------------------------------------------------------------------
         (Exact name of the registrant as specified in its charter)

          MARYLAND                                   52-0954180
  ---------------------------------              ---------------------
      (State or other                             (I.R.S. Employer
      jurisdiction of                             Identification No.)
      incorporation or organization)

            5601 METRO DRIVE,  BALTIMORE, MARYLAND          21215
      -----------------------------------------------------------------
         (Address and principal executive offices)        (Zip code)

                               (410) 358-3600
         ----------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   /X/ Yes    / / No


Number of shares of common stock of the registrant outstanding as of August 8,
1996:   1,798,035 SHARES.
                                                                         page 1

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                       POLK AUDIO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     June 30,     March 31,
                                    Assets             1996         1996
                                                    (Unaudited)
                                                   -------------  ------------
Current assets:
 Cash and short-term investments                   $    131,980      184,118
 Trade accounts receivable, net of allowance
  for doubtful accounts of $182,017 at
  June 30 and $170,396 at March 31                   10,751,096   15,660,909
  Inventories:
   Finished goods                                     3,587,111    3,579,287
   Work-in-process                                    1,066,771      596,436
   Raw materials and supplies                         4,206,684    3,752,715
                                                   ------------- ------------
      Total inventories                               8,860,566    7,928,438
                                                   ------------- ------------
 Income taxes recoverable                                41,504       --
 Deferred income taxes                                  469,000      469,000
 Prepaid expenses and other current assets              403,571      298,831
                                                   ------------- ------------
      Total current assets                           20,657,717   24,541,296
 Property and equipment, at cost less accumulated
  depreciation and amortization                       4,572,919    4,626,848
 Other assets                                           263,576      262,775
 Notes receivable-officers                              224,237      224,237
 Deferred income taxes                                  536,000      536,000
                                                   ------------- ------------
      Total assets                                 $ 26,254,449   30,191,156
                                                   ============= ============

         Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable, trade                           $  3,939,649    4,666,043
 Bank overdraft                                           --         450,336
 Income taxes payable                                     --         228,445
 Accrued expenses and other current liabilities       2,144,095    2,429,938
 Current portion of long-term debt                      400,000      400,000
 Current portion of accrued product warranty            297,585      290,000
                                                   ------------- ------------
      Total current liabilities                       6,781,329    8,464,762

Long-term debt, net of current portion                3,714,774    6,055,149
Accrued product warranty, less current portion          248,629      235,000
                                                   ------------- ------------
      Total liabilities                              10,744,732   14,754,911
                                                   ------------- ------------

Stockholders' equity:
Common stock, par value $.01 per share.
  Authorized 20,000,000 shares; issued
  1,798,035 shares.                                      17,980       17,970
Additional paid-in-capital                            1,261,229    1,253,489
Foreign currency translation adjustment                 (24,335)     (55,373)
Note receivable-stock                                  (814,500)    (814,500)
Retained earnings                                    15,069,343   15,034,659
                                                   ------------- ------------
      Total stockholders' equity                     15,509,717   15,436,245
                                                   ------------- ------------
        Total liabilities and stockholders'
          equity                                   $ 26,254,449   30,191,156
                                                   ============= ============


          See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                 (Unaudited)

                                                    Quarter ended
                                             --------------------------
                                                 June 30,      July 2,
                                                   1996         1995
                                               (13-Weeks)   (14-Weeks)
                                             ------------- ------------
Net sales                                     $11,283,956    9,742,321
Cost of Goods Sold                              6,512,478    5,569,885
                                             ------------- ------------
  Gross profit                                  4,771,478    4,172,436

Selling, research, general and
 administrative expenses                        4,637,066    4,313,345
                                             ------------- ------------
  Operating income (loss)                         134,412     (140,909)
                                             ------------- ------------

Other income (expense):
 Interest income                                      760       22,912
 Other, net                                         2,607        --
 Interest expense                                 (79,595)     (58,805)
                                             ------------- ------------
 Total other expense                              (76,228)     (35,893)
                                             ------------- ------------
    Earnings (loss) before
     income taxes                                  58,184     (176,802)

Income taxes                                       23,500      (72,000)
                                             ------------- ------------

    Net earnings (loss)                            34,684     (104,802)
Retained earnings at beginning
 of period                                     15,034,659   14,080,478
                                             ------------- ------------

Retained earnings at end of
 period                                       $15,069,343   13,975,676
                                             ============= ============

    Earnings (loss) per share                     $.02         (.06)
        (note 2)                                 =====         ====


         See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)


                                                           Three months ended
                                                       --------------------------
                                                          June 30,      July 2,
                                                           1996          1995
                                                        (13-Weeks)    (14-Weeks)
                                                     --------------- -------------
Cash flows from operating activities:
 Net earnings (loss)                                 $     34,684      (104,802)
 Adjustments to reconcile net earnings
  (loss) to net
  cash provided by (used in) operating
   activities:
   Depreciation and amortization                          474,914       461,638
   Gain on sale of fixed assets                            (1,050)        1,093
      Increase (decrease) from changes in:
    Accounts receivable                                 4,909,813     1,272,859
    Inventories                                          (932,128)     (602,522)
    Income taxes recoverable or payable                  (269,949)      (85,739)
    Prepaid expenses and other current assets            (104,740)     (527,230)
    Accounts payable, trade                              (726,394)      580,321
    Accrued product warranty                               21,214         9,501
    Accrued expenses and other current
     liabilities                                         (285,843)     (708,960)
    Other                                                 --             (1,733)
                                                     -------------  ------------
    Net cash provided by operating
     activities                                         3,120,521       294,426
                                                     -------------  ------------

Cash flows from investing activities:
 Purchases of property and equipment                     (420,984)   (1,454,704)
(Increase) decrease in other assets                          (802)      353,318
 Repayments of notes receivable                           --             70,443
 Proceeds from sale of property and equipment               1,050        --
                                                     -------------  ------------
     Net cash used in investing
      activities                                         (420,736)   (1,030,943)
                                                     -------------  ------------
Cash flows from financing activities:
  Decrease in bank overdraft                             (450,336)       --
  Payments on long-term notes payable                  (2,340,375)     (900,000)
  Increases in long-term notes payable                    --          1,000,000
  Proceeds from exercise of stock options                   7,750        --
                                                     -------------  ------------
      Net cash provided by (used in) financing
      activities                                       (2,782,961)      100,000
                                                     -------------  ------------

     Net decrease in cash and cash
      equivalents                                         (83,176)     (636,517)

Effect of exchange rate changes on cash                    31,038        21,367

Cash and cash equivalents, beginning of period            184,118       615,150
                                                     -------------  ------------
Cash and cash equivalents, end of period             $    131,980        --
                                                     =============  ============


         See accompanying notes to consolidated financial statements.

                         POLK AUDIO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)


(1) Consolidated financial statements

     The consolidated financial statements included herein do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the Notes to Financial Statements set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

     In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

     The results of operations and cash flows for the periods ended June 30, 1996 and July 2, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.



(2) Earnings per share

     Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The number of shares used in the computations for the three month periods were 1,828,370 in fiscal 1997 and 1,632,035 in fiscal 1996. Dilutive stock options granted to employees are treated as common stock equivalents.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   For the first quarter of fiscal 1997, net earnings were $34,684 or $0.02 per share, compared with a net loss of $(104,802), or $(0.06) per share, for the first quarter of fiscal 1996. The following table presents the components of net earnings (loss) as a percentage of net sales for the periods indicated.


                                                    Quarter ended
                                             ---------------------------
                                               June 30,        July 2,
                                                 1996           1995
                                              (13 Weeks)     (14 Weeks)
                                                     (Unaudited)
                                             ---------------------------
  Net sales                                     100.0%          100.0%
  Cost of goods sold                            (57.7)          (57.2)
                                              --------        --------
     Gross profit                                42.3            42.8
  Selling, research, general
   & administrative expenses                    (41.1)          (44.3)
                                              --------        --------
    Operating income                              1.2            (1.5)
  Other expense, net                             (0.7)           (0.3)
                                              --------        --------
    Earnings (loss) before
     income taxes                                 0.5            (1.8)
  Income taxes                                   (0.2)            0.7
                                              --------        --------

    Net earnings (loss)                           0.3%           (1.1)%
                                              ========        ========


NET SALES AND COST OF GOODS SOLD

   Net sales increased 15.8% to $11,283,956 for the thirteen-week first quarter of fiscal 1997 as compared to the fourteen-week first quarter of fiscal 1996. The increase in net sales resulted from increased demand related to new product introductions during the last quarter of fiscal 1996 coupled with higher demand experienced in the Domestic, Canadian, European and certain other Export markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

   Cost of goods sold, as a percentage of net sales, increased to 57.7% for the first quarter of fiscal 1997 from 57.2% for the first quarter of fiscal 1996. The increase in cost of goods sold primarily resulted from higher material costs, as a percentage of net sales, offset partially by lower labor costs and lower factory overheads, as a percentage of net sales.


SELLING, RESEARCH, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, research, general and administrative (SRG&A) expenses increased 7.4% to $4,637,066 for the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. As a percentage of net sales, SRG&A expenses decreased to 41.1% for the first quarter of fiscal 1997 from 44.3% for the first quarter of fiscal 1996. The dollar increase in SRG&A expenses resulted primarily from increased variable selling costs related to the higher sales volume, higher sales promotion costs and higher general and administrative expenses, partially offset by lower R&D expenses resulting from the completed development of the Eosone line shipped during the fourth quarter of fiscal 1996.

OTHER EXPENSE AND INCOME TAXES

   Other expense was $(76,228) for the first quarter of fiscal 1997 as compared to $(31,275) for the first quarter of fiscal 1996. The change in other income (expense) was largely a result of interest costs incurred on higher bank loan borrowings during the quarter when compared with the prior year. Income taxes, as a percentage of earnings before income taxes, were 40.4% for the first quarter of fiscal 1997 compared to 40.7% for the first quarter of fiscal 1996.

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

Net cash provided by operating activities during the first quarter of fiscal 1997 was $3,120,521. As of June 30, 1996, the Company's working capital was $13,876,388 and its current ratio was 3.0 to 1. In addition, the Company presently has an unsecured revolving credit agreement with a commercial bank providing for maximum borrowings of $6,500,000, of which approximately $3,885,000 was available at June 30,1996, and an unsecured five-year term loan agreement with the same bank for $2,000,000, of which $1,500,000 was outstanding at June 30, 1996. The Company believes working capital and temporary borrowings from its credit agreements will be sufficient to meet its current operating needs and anticipated capital expenditures for the remainder of fiscal 1997.


Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    None.

(b) Reports on Form 8-K:

    Form 8-K was filed on June 14, 1996 to report the Company's decision to trade the common stock of Polk Audio, Inc. on the American Stock Exchange. The Company was formerly traded on the Nasdaq National Market. There were no financial statements filed in conjunction with this filing.

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      POLK AUDIO, INC.
                                      ----------------
                                      (Registrant)



August 8, 1996                        /s/ George M. Klopfer
                                      -----------------------
                                      George M. Klopfer
                                      Chief Executive Officer

                                      /s/ Gary B. Davis
                                      -----------------------
                                      Gary B. Davis
                                      Treasurer, Chief Financial Officer
                                      and Chief Accounting
                                      Officer