Form 10-Q
period 1996-09-29
POLK AUDIO INC
filed 1996-10-31
CIK 793982

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the period ended      SEPTEMBER 29, 1996
                     --------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from                      to
                               --------------------    ----------------------

Commission File Number:   0-14729
                        -----------

                              POLK AUDIO, INC.
        ------------------------------------------------------------
         (Exact name of the registrant as specified in its charter)

            MARYLAND                                    52-0954180
   -------------------------------               --------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

           5601 METRO DRIVE,  BALTIMORE, MARYLAND          21215
       --------------------------------------------------------------
         (Address and principal executive offices)       (Zip code)

                               (410) 358-3600
           ------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           /X/ Yes    / / No

Number of shares of common stock of the registrant outstanding as of October
31, 1996:        1,802,035 SHARES.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                       POLK AUDIO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              Assets         September 29,               March 31,
                                                              ------             1996                      1996
                                                                              (Unaudited)
                                                                             -------------             ------------
Current assets:
 Cash and short-term investments                                             $    350,862                  184,118
 Trade accounts receivable, net of allowance
  for doubtful accounts of $168,499 at
  September 29 and $170,396 at March 31                                        12,845,046               15,660,909
  Inventories:
   Finished goods                                                               4,599,555                3,579,287
   Work-in-process                                                              1,228,911                  596,436
   Raw materials and supplies                                                   5,188,075                3,752,715
                                                                              -----------              -----------
     Total inventories                                                         11,016,541                7,928,438
                                                                              -----------              -----------

 Deferred income taxes                                                            469,000                  469,000
 Prepaid expenses and other current assets                                        475,242                  298,831
                                                                              -----------              -----------
     Total current assets                                                      25,156,691               24,541,296
 Property and equipment, at cost less accumulated
  depreciation and amortization                                                 4,469,745                4,626,848
 Other assets                                                                     262,378                  262,775
 Notes receivable-officers                                                        225,946                  224,237
 Deferred income taxes                                                            536,000                  536,000
                                                                              -----------              -----------
     Total assets                                                            $ 30,650,760               30,191,156
                                                                              ===========              ===========
                                               Liabilities and Stockholders' Equity
                                               ------------------------------------
Current liabilities:
 Accounts payable, trade                                                     $  5,849,988                4,666,043
 Bank overdraft                                                                      --                    450,336
 Income taxes payable                                                             222,911                  228,445
 Accrued expenses and other current liabilities                                 2,217,577                2,429,938
 Current portion of long-term debt                                                400,000                  400,000
 Current portion of accrued product warranty                                      304,864                  290,000
                                                                              -----------              -----------
     Total current liabilities                                                  8,995,340                8,464,762

Long-term debt, net of current portion                                          5,424,359                6,055,149
Accrued product warranty, less current portion                                    261,799                  235,000
                                                                              -----------              -----------
     Total liabilities                                                         14,681,498               14,754,911
                                                                              -----------              -----------

Stockholders' equity:
Common stock, par value $.01 per share. Authorized
  20,000,000 shares; issued 1,802,035 shares.                                      18,020                   17,970
Additional paid-in-capital                                                      1,284,439                1,253,489
Foreign currency translation adjustment                                           (34,003)                 (55,373)
Note receivable-stock                                                            (822,250)                (814,500)
Retained earnings                                                              15,523,056               15,034,659
                                                                              -----------              -----------
     Total stockholders' equity                                                15,969,262               15,436,245
                                                                              -----------              -----------
       Total liabilities and stockholders' equity                            $ 30,650,760               30,191,156
                                                                              ===========              ===========





See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                  (Unaudited)

                                                            Quarter ended                        Six months ended
                                                   ------------------------------        --------------------------------
                                                      Sept. 29,          Oct. 1,           Sept. 29,              Oct. 1,
                                                        1996              1995                1996                 1995
                                                     (13-Weeks)        (13-Weeks)          (26-Weeks)           (27-Weeks)
                                                   -------------      -----------         ------------         -----------
Net sales                                          $14,479,339        11,239,712          25,763,295            20,982,033
Cost of Goods Sold                                   8,336,109         6,422,386          14,848,587            11,992,272
                                                   ------------       -----------         -----------           -----------

  Gross profit                                       6,143,230         4,817,326          10,914,708             8,989,761

Selling, research, general and
 administrative expenses                             5,280,078         4,567,216           9,917,144             8,880,560
                                                   ------------       -----------         -----------           -----------

  Operating income                                     863,152           250,110             997,564               109,201
                                                   ------------       -----------         -----------           -----------

Other income (expense):
 Interest income                                         2,657            15,928               3,416                38,840
 Other, net                                                112            (2,144)              2,719                (6,762)
 Interest expense                                      (97,086)          (60,877)           (176,680)             (115,064)
                                                   ------------       -----------         -----------           -----------

 Total other expense                                   (94,317)          (47,093)           (170,545)              (82,986)
                                                   ------------       -----------         -----------           -----------

     Earnings before income
       taxes                                           768,835           203,017             827,019                26,215

Income taxes                                           315,122            83,000             338,622                11,000
                                                   ------------       -----------         -----------           -----------
     Net earnings                                      453,713           120,017             488,397                15,215

Retained earnings at beginning
 of period                                          15,069,343        13,756,146          15,034,659            13,860,948
                                                   ------------       -----------         -----------           -----------
Retained earnings at end of
 period                                            $15,523,056        13,876,163          15,523,056            13,876,163
                                                   ============       ===========         ===========           ===========

     Earnings per share                                $.25               .07                  .27                  .01
                                                      ======              ====                 ====                 ====





See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                               Six months ended
                                                                     ---------------------------------
                                                                       Sept. 29,              Oct. 1,
                                                                         1996                  1995
                                                                       (26-Weeks)           (27-Weeks)
                                                                     ------------          -----------
Cash flows from operating activities:
 Net earnings                                                       $    488,397                15,215
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                                       1,041,893               985,301
   Gain on sale of fixed assets                                           (4,963)               (9,880)
      Increase (decrease) from changes in:
    Accounts receivable                                                2,815,863            (1,625,226)
    Inventories                                                       (3,088,103)              340,585
    Income taxes recoverable or payable                                   (5,534)             (148,313)
    Prepaid expenses and other current assets                           (176,411)             (477,634)
    Accounts payable, trade                                            1,182,236             1,813,628
    Accrued product warranty                                              41,663                22,002
    Accrued expenses and other current
     liabilities                                                        (212,361)             (700,783)
                                                                     ------------          ------------

    Net cash provided by operating
      activities                                                       2,082,680               214,895
                                                                     ------------          ------------

Cash flows from investing activities:
 Purchases of property and equipment                                    (884,791)           (2,358,331)
 Decrease in other assets                                                    397               309,347
 Proceeds from sale of property and equipment                              4,963                 9,880
 Repayments of notes receivable                                              --                 85,443
                                                                     ------------          ------------

    Net cash used in investing
     activities                                                         (879,431)           (1,953,661)
                                                                     ------------          ------------

Cash flows from financing activities:
  Decrease in bank overdraft                                            (450,336)                  --
  Payments on long-term notes payable                                   (630,790)           (1,000,000)
  Increases in long-term notes payable                                       --              2,100,000
  Proceeds from exercise of stock options                                 23,250                   --
                                                                     ------------          ------------
     Net cash provided by (used in) financing
     activities                                                       (1,057,876)            1,100,000
                                                                     ------------          ------------

    Net decrease in cash and cash
     equivalents                                                         145,373              (638,766)

Effect of exchange rate changes on cash                                   21,371                23,616

Cash and cash equivalents, beginning of period                           184,118               615,150
                                                                     ------------          ------------
Cash and cash equivalents, end of period                            $    350,862                   --
                                                                     ============          ============





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

     The results of operations and cash flows for the periods ended September 29, 1996 and October 1, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     For the second quarter of fiscal 1997, net earnings were $453,713 or $0.25 per share, compared with a net profit of $120,017, or $0.07 per share, for the second quarter of fiscal 1996, and were $488,397 or $0.27 per share for the first six months of fiscal 1997 as compared to $15,215 or $0.01 per share for the first six months of fiscal 1996. The following table presents the components of net earnings as a percentage of net sales for the periods indicated.


                                           Sept. 29,         Oct. 1,        Sept. 29,         Oct. 1,
                                             1996             1995            1996             1995
                                          (13 Weeks)       (13 Weeks)      (26 Weeks)       (27 Weeks)
                                                                   (Unaudited)
                                        -----------------------------------------------------------------
Net sales                                   100.0  %        100.0  %        100.0  %         100.0  %
Cost of goods sold                           57.6            57.2            57.6             57.2
                                        ----------      ----------      ----------       ----------
  Gross profit                               42.4            42.8            42.4             42.8
Selling, research, general
 & administrative expenses                   36.5            40.6            38.5             42.3
                                        ----------      ----------      ----------       ----------
  Operating income                            5.9             2.2             3.9              0.5
Other expense, net                            0.6             0.4             0.7              0.4
                                        ----------      ----------      ----------       ----------
Earnings before income taxes                  5.3             1.8             3.2              0.1
Income taxes                                  2.2             0.7             1.3              0.0
                                        ----------      ----------      ----------       ----------

  Net earnings                                3.1  %          1.1  %          1.9  %           0.1  %
                                        ==========      ==========      ==========       ==========




NET SALES AND COST OF GOODS SOLD

     Net sales increased 28.8% to $14,479,339 for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996, and increased 22.8% to $25,763,295 for the first six months of fiscal 1997 as compared to the first six months of fiscal 1996. The increase in net sales resulted from Eosone home product sales that were not in existence during the second quarter of fiscal 1996, coupled with increased overall demand for Polk home products including the R Series and RT20 Powered Tower products introduced during the quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, CONTINUED

     Cost of goods sold, as a percentage of net sales, increased to 57.6% for the second quarter of fiscal 1997 from 57.2% for the second quarter of fiscal 1996 and increased to 57.6% for the first six months of fiscal 1997 from 57.2% for the first six months of fiscal 1996. The increase in cost of goods sold, as a percentage of net sales, resulted from sales of certain discontinued products during the quarter at lower margins coupled with promotional Eosone sales at lower margins, partially offset by lower direct labor costs during the quarter compared with the prior year.


SELLING, RESEARCH, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, research, general and administrative (SRG&A) expenses increased 15.6% to $5,280,078 for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 and increased 11.7% to $9,917,144 for the first six months of fiscal 1997 as compared to the first six months of fiscal 1996. As a percentage of net sales, SRG&A expenses decreased to 36.5% for the second quarter of fiscal 1997 from 40.6% for the second quarter of fiscal 1996 and decreased to 38.5% for the first six months of fiscal 1997 from 42.3% in the first six months of fiscal 1996. The dollar increase in SRG&A expenses resulted primarily from increased variable selling costs related to the higher sales volume, higher sales promotion costs and higher general and administrative expenses, partially offset by lower R&D expenses resulting from the completed development of the Eosone line.

OTHER EXPENSE AND INCOME TAXES

     Other expense was $94,317 for the second quarter of fiscal 1997 as compared to $47,093 for the second quarter of fiscal 1996. Other expense was $170,545 for the first six months of fiscal 1997 as compared to $82,986 for the first six months of fiscal 1996. The change in other expense was largely a result of interest costs incurred on higher bank loan borrowings during the quarter and six months when compared with the prior year. Income taxes, as a percentage of earnings before income taxes, were 41.0% for the second quarter of fiscal 1997 compared to 40.9% for the second quarter of fiscal 1996 and 40.9% for the first six months of fiscal 1997 as compared to 42.0% for the first six months of fiscal 1996.

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

Net cash provided by operating activities during the second quarter of fiscal 1997 was $2,082,682. As of September 29, 1996, the Company's working capital was $16,161,351 and its current ratio was 2.8 to 1. In addition, the Company presently has an unsecured revolving credit agreement with a commercial bank providing for maximum borrowings of $6,500,000, of which approximately $2,076,000 was available at September 29,1996, and an unsecured five-year term loan agreement with the same bank for $2,000,000, of which $1,400,000 was outstanding at September 29, 1996. The Company is currently negotiating to increase the revolving credit agreement to $8,000,000 and believes working capital and temporary borrowings from its credit agreements will be sufficient to meet its current operating needs and anticipated capital expenditures for the remainder of fiscal 1997.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Stockholders' Meeting held on August 5, 1996 the stockholders elected directors to a one-year term as follows: George M. Klopfer (1,545,503 shares voted for, 82,082 shares voted against), Matthew S. Polk, Jr. (1,545,403 shares voted for, 82,182 shares voted against), Craig C. Georgi (1,545,390 shares voted for, 82,195 shares voted against), Wilbert H. Sirota (1,545,503 shares voted for, 82,082 shares voted against), and Robert B. Barnhill, Jr. (1,544,177 shares voted for, 83,408 shares voted against).

The stockholders also ratified and approved (1,053,114 shares voted for, 157,200 shares voted against and 5,200 abstentions) certain amendments to the 1986 Equity Participation Plan, previously approved by the Board of Directors on March 26, 1996 and as more fully described in the Proxy Statement.

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


                                                POLK AUDIO, INC.
                                                ----------------
                                                  (Registrant)



     October 31, 1996                         /s/  George M. Klopfer
                                            ------------------------------
                                                George M. Klopfer
                                                Chief Executive Officer


                                              /s/  Gary B. Davis
                                            ------------------------------
                                                Gary B. Davis
                                                Treasurer, Chief Financial
                                                Officer and Chief
                                                Accounting Officer