Form 10-Q
period 1996-12-29
POLK AUDIO INC
filed 1997-02-03
CIK 793982

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended    DECEMBER 29, 1996
                     -----------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the transition period from                to
                               --------------    --------------

Commission File Number:    0-14729
                       ---------------


                                POLK AUDIO, INC.
      ----------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

           MARYLAND                                      52-0954180
----------------------------------               -------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

           5601 METRO DRIVE,  BALTIMORE, MARYLAND      21215
       ------------------------------------------------------------
        (Address and principal executive offices)    (Zip code)

                             (410) 358-3600
          --------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        [X] Yes    [ ] No

Number of shares of common stock of the registrant outstanding as of
February 3, 1997:   1,823,035 SHARES.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                       POLK AUDIO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   December 29,       March 31,
                                    Assets             1996             1996
                                    ------         (Unaudited)
                                                   ------------     -----------
Current assets:
 Cash and short-term investments                   $    392,516         184,118
 Trade accounts receivable, net of allowance
  for doubtful accounts of $303,187 at
  December 29 and $170,396 at March 31               11,995,712      15,660,909
  Inventories:
   Finished goods                                     4,586,749       3,579,287
   Work-in-process                                    1,156,943         596,436
   Raw materials and supplies                         4,394,332       3,752,715
                                                    -----------     -----------
      Total inventories                              10,138,024       7,928,438
                                                    -----------     -----------

Deferred income taxes                                   469,000         469,000
Prepaid expenses and other current assets               741,676         298,831
                                                    -----------     -----------
      Total current assets                           23,736,928      24,541,296
Property and equipment, at cost less accumulated
 depreciation and amortization                        4,428,847       4,626,848
Other assets                                            436,680         262,775
Notes receivable-officers                               225,946         224,237
Deferred income taxes                                   536,000         536,000
                                                    -----------     -----------
      Total assets                                 $ 29,364,401      30,191,156
                                                    ===========     ===========
                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
 Accounts payable, trade                           $  4,372,407       4,666,043
 Bank overdraft                                          --             450,336
 Income taxes payable                                    71,739         228,445
 Accrued expenses and other current liabilities       2,131,031       2,429,938
 Current portion of long-term debt                      400,000         400,000
 Current portion of accrued product warranty            311,363         290,000
                                                    -----------     -----------
      Total current liabilities                       7,286,540       8,464,762

Long-term debt, net of current portion                5,275,848       6,055,149
Accrued product warranty, less current portion          273,799         235,000
                                                    -----------     -----------
      Total liabilities                              12,836,187      14,754,911
                                                    -----------     -----------

Stockholders' equity:
Common stock, par value $.01 per share. Authorized
  20,000,000 shares; issued 1,820,035 shares.            18,200          17,970
Additional paid-in-capital                            1,398,758       1,253,489
Foreign currency translation adjustment                (133,242)        (55,373)
Note receivable-stock                                  (822,250)       (814,500)
Retained earnings                                    16,066,748      15,034,659
                                                    -----------     -----------
      Total stockholders' equity                     16,528,214      15,436,245
                                                    -----------     -----------
        Total liabilities and stockholders' equity $ 29,364,401      30,191,156
                                                    ===========     ===========


          See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                  (Unaudited)

                                       Quarter ended            Nine months ended
                                  -------------------------  -----------------------
                                     Dec. 29,    Dec. 31,     Dec. 29,     Dec. 31,
                                       1996        1995         1996         1995
                                    (13-Weeks)  (13-Weeks)   (39-Weeks)   (40-Weeks)
                                  ------------- -----------  ----------- -----------
Net sales                          $15,456,015  13,120,046   41,219,310  34,102,080
Cost of Goods Sold                   8,568,035   7,138,436   23,416,622  19,130,708
                                  ------------- -----------  ----------- -----------

  Gross profit                       6,887,980   5,981,610   17,802,688  14,971,372

Selling, research, general
  and administrative expenses        5,881,847   5,180,043   15,798,990  14,060,602
                                  ------------- -----------  ----------- -----------

  Operating income                   1,006,133     801,567    2,003,698     910,770
                                  ------------- -----------  ----------- -----------

Other income (expense):
 Interest income                           166      (8,020)       3,582      30,820
 Other, net                              5,997      11,845        8,716       5,083
 Interest expense                     (106,142)   (103,822)    (282,823)   (218,888)
                                  ------------- -----------  ----------- -----------

 Total other expense                   (99,979)    (99,997)    (270,525)   (182,985)
                                  ------------- -----------  ----------- -----------

    Earnings before income
     taxes                             906,154     701,570    1,733,173     727,785

Income taxes                           362,462     285,000      701,084     296,000
                                  ------------- -----------  ----------- -----------

    Net earnings                       543,692     416,570    1,032,089     431,785

Retained earnings at beginning
 of period                          15,523,056  13,876,163   15,034,659  13,860,948
                                  ------------- -----------  ----------- -----------
Retained earnings at end of
 period                            $16,066,748  14,292,733   16,066,748  14,292,733
                                  ============= ===========  =========== ===========

    Earnings per share                $.30          .25          .56         .26
                                     ======        =====        =====       =====





See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                      Nine months ended
                                                 --------------------------
                                                    Dec. 29,      Dec. 31,
                                                      1996          1995
                                                   (39-Weeks)    (40-Weeks)
                                                 ------------   -----------
Cash flows from operating activities:
 Net earnings                                   $  1,032,089       431,785
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                   1,607,075     1,457,829
   Gain on sale of fixed assets                      (34,462)      (11,630)
      Increase (decrease) from changes in:
    Accounts receivable                            3,665,197    (1,499,830)
    Inventories                                   (2,209,587)   (1,816,388)
    Income taxes recoverable or payable             (156,706)       66,293
    Prepaid expenses and other current assets       (605,845)     (337,989)
    Accounts payable, trade                         (295,345)    3,032,838
    Accrued product warranty                          60,162        34,503
    Accrued expenses and other current
     liabilities                                    (298,907)     (639,705)
                                                 ------------   -----------
    Net cash provided by operating
      activities                                   2,763,671       717,706
                                                 ------------   -----------

Cash flows from investing activities:
 Purchases of property and equipment              (1,409,074)   (2,831,769)
(Increase) decrease in other assets                  (10,905)       80,532
 Proceeds from sale of property and equipment         34,462        11,630
 Repayments of notes receivable                      --             85,443
                                                 ------------   -----------
     Net cash used in investing
      activities                                  (1,385,517)   (2,654,164)
                                                 ------------   -----------

Cash flows from financing activities:
  Decrease in bank overdraft                        (450,336)       --
  Payments on long-term notes payable               (779,301)   (1,000,000)
  Increases in long-term notes payable               --          2,858,000
  Proceeds from exercise of stock options            137,750        --
                                                 ------------   -----------
      Net cash provided by (used in) financing
      activities                                  (1,091,887)    1,858,000
                                                 ------------   -----------

     Net increase (decrease) in cash and cash
      equivalents                                    286,267       (78,458)

Effect of exchange rate changes on cash              (77,869)       25,709

Cash and cash equivalents, beginning of period       184,118       615,150
                                                 ------------   -----------
Cash and cash equivalents, end of period        $    392,516       562,401
                                                 ============   ===========


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

     The results of operations and cash flows for the periods ended December 29, 1996 and December 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.



(2) Earnings per share

     Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The number of shares used in the computations for the three month periods were 1,833,456 in fiscal 1997 and 1,674,647 in fiscal 1996. Dilutive stock options granted to employees are treated as common stock equivalents.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   For the third quarter of fiscal 1997, net earnings were $543,692 or $0.30 per share, compared with a net profit of $416,570, or $0.25 per share, for the third quarter of fiscal 1996, and were $1,032,089 or $0.56 per share for the first nine months of fiscal 1997 as compared to $431,785 or $0.26 per share or the first nine months of fiscal 1996. The following table presents the components of net earnings as a percentage of net sales for the periods indicated.

                                              Quarter Ended                       Nine months ended
                                   ----------------------------------------------------------------------------
                                       Dec. 29,           Dec. 31,            Dec. 29,             Dec.31,
                                         1996               1995                1996                 1995
                                      (13 Weeks)         (13 Weeks)          (39 Weeks)           (40 Weeks)
                                                                  (Unaudited)
                                    ---------------------------------------------------------------------------
Net sales                                   100.0  %           100.0  %             100.0 %              100.0 %
Cost of goods sold                           55.5               54.4                 56.8                 56.1
                                    ---------------     --------------      --------------      ---------------
   Gross profit                              44.5               45.6                 43.2                 43.9
Selling, research, general
  & administrative expenses                  38.0               39.5                 38.3                 41.2
                                    ---------------     --------------      --------------      ---------------
    Operating income                          6.5                6.1                  4.9                  2.7
Other expense, net                            0.6                0.8                  0.7                  0.5
                                    ---------------     --------------      --------------      ---------------
Earnings before income taxes                  5.9                5.3                  4.2                  2.2
Income taxes                                  2.3                2.1                  1.7                  0.9
                                    ---------------     --------------      --------------      ---------------

    Net earnings                              3.6  %             3.2  %               2.5 %                1.3 %
                                    ===============     ==============      ==============      ===============



NET SALES AND COST OF GOODS SOLD

   Net sales increased 17.8% to $15,456,015 for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996, and increased 20.9% to $41,219,310 for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996. The increase in net sales resulted from Eosone home product sales that were not in existence during the third quarter of fiscal 1996, coupled with increased overall demand for Polk home products including the RT and PSW Series products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, CONTINUED

   Cost of goods sold, as a percentage of net sales, increased to 55.5% for the third quarter of fiscal 1997 from 54.4% for the third quarter of fiscal 1996 and increased to 56.8% for the first nine months of fiscal 1997 from 56.1% for the first nine months of fiscal 1996. The increase in cost of goods sold, as a percentage of net sales, resulted from higher sales of lower margin products coupled with promotional Eosone sales at lower margins. These overages were partially offset by lower direct labor costs during the quarter compared with the prior year.


SELLING, RESEARCH, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, research, general and administrative (SRG&A) expenses increased 13.5% to $5,881,846 for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 and increased 12.4% to $15,798,990 for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996. As a percentage of net sales, SRG&A expenses decreased to 38.0% for the third quarter of fiscal 1997 from 39.5% for the third quarter of fiscal 1996 and decreased to 38.3% for the first nine months of fiscal 1997 from 41.2% in the first nine months of fiscal 1996. The dollar increase in SRG&A expenses resulted primarily from increased variable selling costs related to the higher sales volume, higher sales promotion costs and higher general and administrative expenses. These overages partially offset by lower R&D expenses resulting from the completed development of the Eosone line.

OTHER EXPENSE AND INCOME TAXES

   Other expense was $99,979 for the third quarter of fiscal 1997 as compared to $99,997 for the third quarter of fiscal 1996. Other expense was $270,525 for the first nine months of fiscal 1997 as compared to $182,985 for the first nine months of fiscal 1996. The change in other expense was largely a result of interest costs incurred on higher bank loan borrowings during the nine months when compared with the prior year. Income taxes, as a percentage of earnings before income taxes, were 40.0% for the third quarter of fiscal 1997 compared to 40.6% for the third quarter of fiscal 1996 and 40.5% for the first nine months of fiscal 1997 as compared to 40.7% for the first nine months of fiscal 1996.

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


Net cash provided by operating activities during the first nine months of fiscal 1997 was $2,763,671. As of December 29, 1996, the Company's working capital was $16,450,388 and its current ratio was 3.3 to 1. In addition, the Company presently has an unsecured revolving credit agreement with a commercial bank providing for maximum borrowings of $8,000,000, of which approximately $3,624,000 was available at December 29,1996, and an unsecured five-year term loan agreement with the same bank for $2,000,000, of which $1,300,000 was outstanding at December 29, 1996. The Company believes working capital and temporary borrowings from its credit agreements will be sufficient to meet its current operating needs and anticipated capital expenditures for the remainder of fiscal 1997.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

None.

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


                                      POLK AUDIO, INC.
                                      ----------------
                                      (Registrant)



     February 3, 1997
                                      /s/ George M. Klopfer
                                  --------------------------------------------
                                      George M. Klopfer
                                      Chief Executive Officer



                                      /s/ Gary B. Davis
                                  --------------------------------------------
                                      Gary B. Davis
                                      Treasurer, Chief Financial
                                      Officer and Chief Accounting Officer