Form 10-K
period 1997-03-30
POLK AUDIO INC
filed 1997-06-26
CIK 793982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED MARCH 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the transition period from _____to _____

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing bid price for the registrant's common stock, as reported by the American Stock Exchange as of June 16, 1997, was $7,894,556.

Number of shares of Common Stock of the registrant outstanding as of June 16, 1997: 1,823,035 SHARES

                            TOTAL NUMBER OF PAGES: 64
                        EXHIBIT INDEX STARTS ON PAGE: 20

                       DOCUMENTS INCORPORATED BY REFERENCE


         LOCATION IN FORM 10-K                    INCORPORATED DOCUMENT

PART II:
Item 5 - Market for Registrant's                1997 Annual Report to
          Common Equity and Related             Stockholders for the Fiscal
          Stockholder Matters                   Year ended March 30, 1997

Item 6 - Selected Financial Data                1997 Annual Report
                                                to Stockholders for the Fiscal
                                                Year ended March 30, 1997

Item 7 - Management's Discussion                1997 Annual Report
          and Analysis of Financial             to Stockholders for the Fiscal
          Condition and Results of              Year ended March 30, 1997
          Operation

Item 8 - Financial Statements and               1997 Annual Report
          Supplementary Data                    to Stockholders for the Fiscal
                                                Year ended March 30, 1997

PART III:
Item 10 - Directors and Executive               Proxy Statement for the
           Officers of the Registrant           1997 Annual Meeting
                                                of Stockholders to be filed
                                                within 120 days of the end of
                                                the Company's fiscal year

Item 11 - Executive Compensation                Proxy Statement for the
                                                1997 Annual Meeting
                                                of Stockholders to be filed
                                                within 120 days of the end of
                                                the Company's fiscal year

Item 12 - Security Ownership of                 Proxy Statement for the
             Certain Beneficial                 1997 Annual Meeting
             Owners and Management              of Stockholders to be filed
                                                within 120 days of the end of
                                                the Company's fiscal year

Item 13 - Certain Relationships                 Proxy Statement for the
           and Related Transactions             1997 Annual Meeting
                                                of Stockholders to be filed
                                                within 120 days of the end of
                                                the Company's fiscal year

                                     PART I

ITEM 1. BUSINESS

      Polk Audio, Inc. ("Polk" or the "Company") was organized under the laws of Maryland in 1972. Polk engineers, manufactures and markets high quality loudspeaker systems intended for use in home audio and video entertainment systems and in after-market automotive audio systems. The Company's loudspeaker systems are marketed under the brand names Polk Audio and Eosone.

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


      MARKETS

      The Company believes that total sales to United States dealers of home loudspeaker systems in 1997 were in excess of $300 million and that the total sales to United States dealers of after-market automotive speaker systems (i.e., excluding products installed as original equipment in new cars) were in excess of $350 million in 1997. The Company believes that significant markets for loudspeaker systems exist outside of the United States, particularly in the advanced industrial nations including Canada, Western Europe, Japan, Australia and certain other East Asian nations. The Company does not possess reliable data on the size of the market for loudspeakers installed as original equipment in automobiles.

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

      The Reference Theater or "RT" Series, also introduced during fiscal 1996, consists of 8 models, with 3 replacement models planned during fiscal 1998, and range in retail price from $280 to $2,100 per pair. These are value-oriented, high-quality floor-standing, bookshelf and rear channel speaker systems designed to appeal to the quality-conscious consumer at lower and medium prices. The RT product line feature both new component subassemblies, developed through a joint effort with the Johns Hopkins University, and enhanced cosmetic design.

      The M Series, consisting of seven models are known as the Multi-application Studio Monitor M3II, the M5, the M2, the M1, the All Weather M3II, the All Weather M5 and the All Weather M2. The M3II, introduced in fiscal 1995, is an improved version of the original M3 introduced during fiscal 1992. The M5, introduced in 1995, is a larger version of the very popular M3II. The M1 and M2 models are smaller versions of the popular M3 and M5. M series models may be employed as the primary speaker in a quality high fidelity system, a video surround speaker, or a remote speaker in a secondary location. These products range in retail price from $200 to $500 per pair.

      The Center Channel/Video loudspeaker series (CS series) introduced in fiscal 1992 consists of four models, with 2 replacement models and one new model scheduled during fiscal 1998. These products are magnetically shielded for use with video applications and are designed for use in increasingly popular home theater, 5-channel Dolby(R) Pro Logic(R) surround-sound systems. The CS models range in retail price from $149 to $450 per speaker.

      The Home Self-Powered (active) Subwoofer series (PSW series), consists of 4 models ranging in retail price from $450 to $800 per unit. A new model is planned for introduction in fiscal 1998. These systems were introduced during fiscal 1995 and incorporate patented High Velocity Compression Drive technology. These products have been very well received and are commonly used as enhancements in home-theater applications. The PSW models may either be purchased separately or packaged with the popular RM Series satellites and center channel speaker.

      The Reference Monitor or "RM" Series includes the RM-3300 Series II 3-piece sub-woofer/satellite system, modified during fiscal 1996, with a retail price of $800 per set; the RM-5300 4-piece subwoofer/satellite/center channel system, modified during fiscal 1996, with a retail price of $1,100 per set; and the RM7300 4-piece active subwoofer/satellite/center channel system, modified in fiscal 1996, with a retail price of $1,600 per system. The RM satellites, center channel and subwoofer components may also be purchased separately. These are compact speaker systems designed to provide big-speaker sound in a compact package and have shown increasing popularity in recent years.

       The Architectural Reference Series, presently consisting of six models, range in retail price from approximately $150 to $570 per pair. These products are designed for installation directly into the walls or ceilings of the consumers' homes, and are also suitable for certain types of commercial applications. They are designed to be as unobtrusive so as to avoid clashing with the other decor of the environment in which they are installed. The Company provides a line of accessory grilles for these products suitable for outdoor installation.

      The "f/x" Series or "Surround Effects Series" was introduced during fiscal 1997 and retails for $450 to $600. There are 2 models in this product line with 3 more anticipated to be introduced in fiscal 1998. These models were designed for specific use as rear channel surround speakers designed to give powerful surround effects when using Dolby Pro Logic(R) processors.

      The "R" Series, introduced in fiscal 1997, consists of two models and retail for $160 and $220 per pair. The "R" Series is a modestly priced line of small bookshelf speakers designed to produce efficient and high levels of sound even when using low powered receivers.

      The DB Series, consisting of ten models are high-end, automotive full range and Subwoofer speakers systems sold in the automotive after-market. The DB Series are sold as separate units or in combination as systems and range in retail price from $130 per unit to $450 per system. This product line was introduced during fiscal 1996 and replaced the popular Mobile Monitor "MM" Series product line.

      The EX II Series, consisting of thirteen models, replaced the EX Series in fiscal 1997. The EX II Series are automotive full range and Subwoofer speakers systems at lower to medium prices also sold in the automotive after-market. The EX II Series models are sold as separate units or in combination as systems and range in retail price from $60 to $250 per system. This product category was introduced to expand the Company's product offerings in the after-market car stereo market.



      Eosone

      Eosone, founded in 1996, is a new line of home speaker systems manufactured and marketed by the Company. Many of the systems incorporate Radiant Surround Field (TM) technology, which uses drive units on the front and rear of the cabinet enclosure to reproduce sound providing a wider sound field for the listener.

      The RSF Series, consisting of three models and ranging in retail price from $800 to $2,200 per pair, are high-end floor standing speaker systems incorporating Radiant Surround Field Technology. The RSF1000, which is the flagship model in the RSF Series, incorporates a 120 watt power amplifier for perfectly matched self amplification. All RSF models are designed for use for both music and home theater sound reproduction.

      The RSP Series, consisting of two models and priced at $550 and $750 respectively, are Home Self-Powered (active) Subwoofer systems. The RSP models may either be purchased separately or packaged with the RSS Series satellites and center channel speaker to create a home theater system.

      The Radiant Surround Center, or RSC300, retailing for $280 per speaker, is a magnetically shielded center channel speaker for use with video applications and is designed for use in home theater, 5-channel Dolby(R) surround-sound systems.

      The Radiant Surround Rear, or RSR350, retailing for $430 per pair, are high-quality rear speaker systems designed for use with video applications and are designed to maximize performance in use in increasingly popular home theater technologies including 5-channel Dolby(R) Pro Logic(R) and AC-3(R) Video surround-sound applications.

      The Radiant Satellite System, or "RSS" Series, includes the RSS-702 3-piece subwoofer/satellite system with a retail price of $750 per set; the RSS-703 4-piece subwoofer/satellite/center channel system with a retail price of $1,000 per set; and the RSS-705 6-piece subwoofer/front and rear satellite/center channel system with a retail price of $1,100 per set. The satellite speakers are magnetically shielded and are also suitable for use in home theater surround-sound systems. Each system includes the RSP910 active subwoofer system.

      RESEARCH AND DEVELOPMENT

      Many of the Company's Polk Audio products incorporate innovative features based on technology developed by or under the supervision of Matthew S. Polk, Jr., the Company's Chairman. In addition, the Eosone product line was designed jointly with Arnold Nudell, co-founder of Genesis Technologies, Inc.(TM), pursuant to an engineering consulting agreement.

      The Company is continuously engaged in the development of improved manufacturing and quality testing technologies with the goal of improving product quality and containing or reducing production costs. The Company employs 23 persons full time in its product and process engineering programs. The Company historically has, and may continue to, periodically subcontract for consulting and design expertise. The Company's expenditures for research and development were approximately $2,726,000 for the fiscal year ended March 30, 1997, $3,266,000 for the fiscal year ended March 31, 1996 and $2,565,000 for the fiscal year ended March 26, 1995.


      PATENTS AND TRADEMARKS

      The Company, through its wholly-owned subsidiary, Britannia Investment Corporation, a Delaware corporation ("BIC"), formerly Polk Investment Corporation, is the holder of fifteen United States patents relating to various aspects of loudspeaker design. The Company also holds three Canadian patents, four United Kingdom patents two German patent and one Japanese patent through BIC. The Company has patents pending in the U.S., Canada, China, Japan, Brazil and the European Patent Office and Patent Cooperation Treaty.

      Additionally, BIC holds several registered trademarks including but not limited to Polk Audio(R), Eosone(R), Stereo Dimensional Array(TM), the Speaker Specialists(R) and Radiant Surround Field(TM).

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

      The Company is selective in choosing its dealers because of its desire to contract with dealers who will (1) maintain a high level of knowledge about Polk's products among its sales staff, (2) enhance the quality image of the Company's products, and (3) remain loyal by making consistent efforts to sell the Company's products to consumers.

      DISTRIBUTION

      Polk Audio

      The Company's home products are selectively distributed in the United States through approximately 325 dealers (some of which have multiple outlets), that are typically audio or audio/video specialist retailers. The Company also sells its DB, and EX II Automotive Series products in the United States through approximately 425 dealers, including auto-sound specialist retailers and some of its regular home audio dealers.

      The Company's dealers usually stock and sell a broad variety of audio components including, in most cases, competing loudspeaker product lines. Often the Company's dealers also stock and sell automotive sound systems and video products. The Company seeks dealers who emphasize quality products and are knowledgeable about home entertainment products. The Company has written dealer agreements that, among other things, require the dealer to display the Company's products properly and to employ a sales staff who is knowledgeable about audio products. Generally, the dealer agreements are nonexclusive and may be terminated by either party on 30 days notice


      The Company's products are exported through approximately 53 exclusive distributors to certain foreign countries, including various European, South American and Asian markets. The Company also maintains a field sales and distribution operation in the United Kingdom and Germany. The operation was established to provide enhanced service to the Company's distributors in its European markets and currently sells directly to approximately 240 retailers in the United Kingdom, the Netherlands and Germany with more planned during fiscal 1998. In addition, during fiscal 1995, the Company established a field sales operation in Canada to service its retailer base that was previously serviced through a distributor. Currently, the Company sells directly to approximately 50 retailers in Canada with more planned during fiscal 1998.

      The Company's sales to foreign customers were approximately $9,538,000, $8,847,000 and $5,159,000 for the fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995, respectively.


      Eosone

      Eosone Products are sold in the USA exclusively through Best Buy Co., Inc.(R) (Best Buy), a large specialty retailer of consumer electronics with approximately 272 stores located throughout the United States. These stores offer a wide range of consumer electronics, personal computers, appliances and entertainment software.

      Pursuant to a dealer agreement between Best Buy and the Company, Best Buy will continue to be the exclusive USA retailer of Eosone subject to certain conditions, including but not limited to, the obligation of purchasing a minimum quantity of Eosone products during fiscal 1998 and thereafter, and providing in-store product displays and point-of-purchase sales materials.

      ADVERTISING AND SALES PROMOTION

      The Company has historically advertised its products primarily in audio and or video enthusiast-oriented publications such as Stereo Review, Audio, Video and Home Theater Technology, the readers of which purchase audio products for themselves and may influence the purchasing decisions of others. In addition to advertising in magazines, Polk engages in other forms of promotion, including descriptive literature available in the dealers' showrooms, point of purchase sales aids, direct mail promotions and reader inquiry fulfillment programs. Additionally, the Company offers its dealers market development and promotional ad support to be used for local advertising and promotion. These resources are used for radio and television advertising, newspaper and local magazine advertising, direct mail and various other types of sales promotions.

      The Company maintains a salaried sales force who service the Company's dealers and train their sales personnel in the preferred techniques for selling the Company's products. The DB and EX Automotive Series product lines are primarily serviced by commissioned manufacturer's representatives, who typically represent other manufacturers as well as the Company.



      PRICING AND CREDIT TERMS

      The Company establishes its suggested retail prices after taking into account production and operating costs and the prices of competitive products. Pricing to Polk Audio dealers is based on a discount schedule from the suggested retail prices. The Company will run temporary price promotions to dealers in order to stimulate demand on certain products or to liquidate slow-moving products.

      The Company's normal terms of sale for Domestic customers require payment within 30 days from the invoice date, although the Company does provide extended terms for promotional purposes of 90 days or more from invoice date. A certain percentage of sales is financed by dealers through third party floor-planning. Export transactions outside North America may be on a secured basis, including, but not limited to, irrevocable letters of credit, or on an unsecured basis depending on the customer size, financial strength and market volatility. Payment terms for export transactions generally range from 60 to 90 days or more. The Company currently insures a portion of its accounts receivable against the insolvency of the creditor.

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

      The Company's principal competitors are other branded speaker manufacturers, which compete with the Company for dealer support, display space and ultimately sales in retail outlets. These competitors include such firms as Bose Corporation; JBL and Infinity (divisions of Harman International Industries, Inc.); Acoustic Research and Advent (Divisions of International Jensen, Inc.); Boston Acoustics, Inc.; Klipsch and Associates; Yamaha Corporation and many others. Many of the Company's competitors have greater technical and financial resources and greater brand recognition than the Company.

      In addition to competition from other branded loudspeaker manufacturers, the Company's products must also compete with single-brand "rack", "mini" or "shelf" systems, which contain all the components needed to form an audio/video system, such as a receiver, cassette and/or compact disc player and loudspeakers, which may also include a furniture "rack" to house the components. Principal suppliers of rack and mini systems include Fisher (an affiliate of Sanyo), Pioneer, Technics (a brand of Matsushita Electric), Denon, Yamaha Corporation and many other, principally Asian, suppliers. Rack and mini systems are generally sold through mass merchandisers and department stores, although many of the Company's dealers also sell rack and mini systems. The Company's products are sometimes included in dealer-assembled systems that compete directly with rack systems in the Company's dealer outlets. The Company believes that sales of rack and mini systems have been substantial in recent years and that some of this success has been at the expense of the lower-priced models offered by branded speaker manufacturers. However, rack and mini system loudspeakers are typically of a much lower sonic quality than those supplied by branded manufacturers such as the Company and are designed to appeal to less demanding consumers. Since the Company is not heavily dependent on a large portion of its sales and profits on inexpensive products that would compete most directly with rack and mini systems, and because the Company's sales of its inexpensive products have generally increased in recent years, the Company believes that its competitive position relative to rack systems continues to be good.

      The Company attempts to enhance its competitive position by: (1) producing technically advanced products which provide unique features and superior price and performance characteristics, (2) supporting an active engineering and research program, (3) maintaining an effective and motivated network of dealers who actively promote the sale of the Company's products to the consumer, and (4) actively advertising and promoting its products.


      MANUFACTURING PLANTS

      The Company's products are manufactured at facilities located in Tijuana, B.C., Mexico. Pursuant to a contractual arrangement with Cal Pacifico, Inc. of San Diego, California ("Cal"), and Cal's Subsidiary, Central de Ensambles, S.A. de C.V.("CESA"), the Company operates an assembly, woodworking and warehousing operation located in four separate facilities, totaling approximately 125,000 square feet, within the same industrial park in Tijuana, B.C., Mexico. All of the Company's manufacturing operations are housed in these Tijuana facilities. The Company's contract with CPI requires the Company to compensate Cal on a cost-plus-fee basis for substantially all of the direct costs of operating the Tijuana facility. The Company has the right at any time to purchase all the capital stock of CESA, or the assets of CESA, for nominal consideration. CESA is qualified as a shelter operator under the Mexican Maquiladora (Border Industries) Program for export industries.


      SUPPLIERS

      The Company purchases parts used in the manufacture and assembly of its products from approximately 180 suppliers, most of whom are located in the United States. The other suppliers of parts are located in Europe, South America, Central America and the Far East. Although Polk has in the past relied, in some cases, on single suppliers for certain parts, the Company could, if necessary or desirable, develop multiple suppliers for its parts. The Company does not have long-term or exclusive purchase commitments with its suppliers and no one supplier accounted for more than 15% of the total purchases made by the Company in fiscal 1997.

      With some exceptions, the Company currently manufactures all the component subassemblies required for its various home loudspeaker system models, however, it may elect in the future to purchase part or all of its requirements in subassemblies from outside sources. The R Series and certain CS products are purchased as fully assembled products. Also, the Company has imported some fully assembled DB and EX Series products. Such purchases decreased from 17% of total purchases in fiscal 1996 to 16% in fiscal 1997. The Company also purchases certain subassemblies from suppliers in Japan and Taiwan. These subassembly units are incorporated into select finished products with final testing done by the Company.


      QUALITY CONTROL

      Polk's manufacturing operation includes a program of quality testing at each principal stage of production. In some cases the Company utilizes statistical sampling methods but, in many cases, continues to test 100% of its component subassemblies and finished products in addition to periodic quality audits of finished goods in inventory.



      INVENTORY AND BACKLOG

      The Company's current policy is to attempt to maintain sufficient inventories of finished goods to fill all orders within two business days of their receipt. However, the Company's backlog of unfilled orders may at times rise significantly, either as a result of dealer orders following new product introductions which exceed initial production, dealer orders for products which are not yet in production, unforeseen fluctuations in demand, supply delays or production problems. The Company's backlog was approximately $1,022,000 and $2,057,000 at March 30, 1997 and March 31, 1996, respectively. The Company anticipates the entire backlog as of March 31, 1997 to be filled during fiscal 1998.


      WARRANTIES

      The Company warrants its Polk Audio and Eosone products (excepting car stereo products and active subwoofers) to the original retail purchaser to be free from defects in materials and workmanship for a period of five years from date of purchase by such original purchaser. The warranty period for DB, EX and Mobile Monitor automotive products is one year, while the warranty period for active subwoofer products ranges from one to five years. The warranty is a "limited warranty" insofar as it (1) imposes certain shipping costs on the consumer, (2) excludes cosmetic deficiencies, except for those evident when the product is delivered, and (3) is not transferable. The Company's normal practice is to have its dealers perform warranty service in the field, using parts supplied on an exchange basis by the Company. Also, the Company may sometimes reimburse dealers for their labor in performing warranty service on its products. If a consumer requiring warranty service does not have ready access to a dealer, he may ship the product to the Company for warranty service.

      EMPLOYEES

      As of June 3, 1997 the Company had approximately 143 full-time employees who were engaged as follows:

            Activity                                Number
            --------                                ------
      Production and warehousing                      41
      Engineering                                     26
      Sales and marketing                             52
      Administrative                                  24

      None of the Company's employees are represented by a collective bargaining unit and the Company believes its relations with its employees are satisfactory. In addition to their base pay, Company employees receive a variety of fringe benefits, including health, life and disability insurance, pension or profit-sharing plan participation, paid vacation, holidays and leave time.

      Except for the Company's one resident operations manager and five managers representing engineering, quality assurance, manufacturing and general plant services at the Tijuana facilities, all other employees at the Tijuana facilities, including assemblers, supervisory and clerical personnel, who numbered 283 persons in all on June 3, 1997, are CESA employees.




ITEM 2. PROPERTIES

      Since August 1986, the Company has leased a 100,000 square foot facility located at 5601 Metro Drive, Baltimore, Maryland 21215. As of June 1, 1997, the Company is leasing 76,000 square feet of this facility where it houses the Company's engineering, sales and administrative offices.

      In August 1988, the Company and IMEC Corporation, which was the predecessor of Cal, set up certain subassembly operations in a 23,000 sq. ft. leased facility located in Parque Industrial La Mesa, Tijuana, B.C. Mexico. In December 1993, the Company and Cal expanded its operations into an additional 42,000 sq. ft. leased facility located in the same industrial park as the original Tijuana facility. In November, 1994, the Company expanded its operations further to include an additional 40,000 sq. ft. leased facility in the same industrial park as both facilities noted above. In January 1996, the Company further expanded its operations to include an additional 20,000 sq. ft. leased facility in the same industrial park as the three facilities noted above. These facilities house the woodworking, cabinet assembly, transducer and system assembly and certain warehousing functions of the Company.

      In September 1994, the Company entered into a lease for approximately 33,000 square feet located in San Diego, California. Located in this facility are the Company's west-coast distribution operations and certain quality assurance and warehousing operations. Effective April 1, 1996, the Company expanded its operations in this building to a total of approximately 49,500 square feet. In March 1997, to become effective May, 1997, the Company expanded its operations further in this building to a total of approximately 65,000 square feet for the purpose of housing the Company's warranty and certain customer service operations. For additional information regarding these transactions, refer to "Certain Transactions" in the Polk Audio, Inc. "Notice of Annual Meeting of Stockholders," dated June 26, 1997.

ITEM 3. LEGAL PROCEEDINGS

None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                          PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

Incorporated by reference to the 1997 Annual Report to Stockholders.



ITEM 6. SELECTED FINANCIAL DATA.

Incorporated by reference to the 1997 Annual Report to Stockholders.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Incorporated by reference to the 1997 Annual Report to Stockholders.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Incorporated by reference to the 1997 Annual Report to Stockholders; see also
PART IV, Item 14 for a list of the Financial Statements and Schedules filed as a part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company's fiscal year.




ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company's fiscal year.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company's fiscal year.





                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

      (A) DOCUMENTS FILED AS PART OF THE REPORT

      1. FINANCIAL STATEMENTS (INCORPORATED BY REFERENCE TO THE 1997 ANNUAL REPORT TO STOCKHOLDERS, PAGES 5 - 13):

            - Independent Auditors' Report.
            - Consolidated  Balance  Sheets as of March  30,  1997 and March 31,
              1996.
            - Consolidated Statements of Earnings for the fiscal years ended
              March 30, 1997, March 31, 1996 and March 26, 1995.
            - Consolidated Statements of Changes in Stockholders' Equity for the
              fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995.
            - Consolidated Statements of Cash Flows for the fiscal years ended
              March 30, 1997, March 31, 1996 and March 26, 1995.
            - Notes to Consolidated Financial Statements.

      2.    FINANCIAL STATEMENT SCHEDULES (INCLUDED IN THIS REPORT):

            - Independent Auditors' Report.
            - Schedule II - Valuation and Qualifying Accounts for the fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995.

      All other schedules have been omitted because required information is not present or is not present in amounts sufficient to require submission of schedules.

      3.    EXHIBITS

       3.1    (*1)   Articles of Amendment and Restatement of the Company
       3.2    (*1)   By-Laws of the Company
              (*2)   Articles of Amendment of the Company
      10.1    (*5)   1986 Equity Participation Plan as amended August 3, 1992
      10.2    (*1)   Exec-U-Care Medical Reimbursement Insurance Policy
      10.3    (*1)   Summary Description of Wage Continuation Plan
      10.4    (*1)   Agreement between Selling Stockholders and the Company dated May 16, 1986
      10.5    (*1)   Stockholders' Buy-Sell Agreement dated May 22, 1986
      10.6    (*1)   Stockholders' Agreement Regarding Stock Transfers Subsequent to Public
                     Offering dated May 21, 1986
      10.7    (*1)   License Agreement between Carver Corporation and the Company dated
                     May 22, 1986
      10.8    (*1)   License Agreement between Marrs Development, Inc. and the Company dated
                     May 22, 1986
      10.9    (*1)   Lease by and between Klopfer Associates Limited
                     Partnership and the Company dated September 23, 1985.
      10.10   (*3)   Lease Amendment by and between Klopfer Associates
                     Limited Partnership and the Company dated September 23,
                     1993.
      10.11   (*3)   Services Agreement between Cal Pacifico of California
                     and the Company dated January 15, 1993.
      10.12   (*3)   Addendum to Services Agreement between Cal Pacifico of
                     California and the Company dated September 3, 1993.
      10.13   (*3)   Commodatum Agreement between Cal Pacifico of California, Central de
                     Ensambles, S.A. de C.V. and the Company dated August 4, 1993.
      10.14   (*4)   Financing Agreement dated November 30, 1994 by and between NationsBank,
                     N.A. and the Company.
      10.15   (*4)   $2,000,000 Term Note dated November 30, 1994 by and between NationsBank,
                     N.A. and the Company.
      10.16   (*5)   First Amendment to Financing Agreement dated October 15, 1995 by and between NationsBank, N.A. and the Company.
      10.17   (*5)   Second Amendment to Financing Agreement dated March 22, 1996 by and between NationsBank, N.A. and the Company.
      10.18   (*5)   Lease by and between Otay Mesa Woodland Hills
                     Partnership and the Company dated July 1, 1994.
      10.19   (*5)   First Lease Amendment by and between Otay Mesa
                     Woodland Hills Partnership and the Company dated January
                     18, 1995.
      10.20   (*5)   Second Lease Amendment by and between Otay Mesa
                     Woodland Hills Partnership and the Company dated November
                     20, 1995.
      10.21   (*5)   Third Lease Amendment by and between Woodland Hills
                     Partnership and the Company dated November 20, 1995.
      10.22   (*5)   Assignment of Leases as of and between Woodland Hills Properties-W, Inc. and
                     Klopfer Associates dated March 18, 1996.
      10.23   (*5)   Form of full recourse promissory note executed by
                     participants under the 1986 Equity Participation Plan in
                     connection with the receipt of a loan from the Company to
                     Fund a cash exercise of stock options under such plan.

      10.24  (*5)    Form of pledge agreement executed by participants
                     under the 1986 Equity Participation Plan in connection with promissory note referenced in Exhibit 10.24.
      10.25   *      Assignment of Lease by and among UETA, the Company, and
                     Klopfer Associates LLC dated March 21, 1997.
      10.26   *      Lease Amendment by and between Klopfer Associates Limited
                     Partnership and the Company dated March 27, 1997.
      10.27   *      Third Amendment to Financing Agreement dated October 23, 1996 by and between NationsBank, N.A. and the Company.
      10.28   *      $8,000,000 Revolving Credit Note dated October 23, 1996 by and between
                     NationsBank, N.A. and the Company.
      11.1    *      Statement re computation of per-share earnings
      13.1    *      Annual Report to Stockholders for the fiscal year ended March 30, 1997.
      21.1    *      Subsidiaries of the Registrant
      23.1    *      Consent of KPMG Peat Marwick LLP, Independent Auditors
      27.1    *      Financial Data Schedule

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

      (*5) Incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996 filed with the Securities and Exchange
            Commission on June 28, 1996.

      (*)   Filed herewith.


(b) REPORTS ON FORM 8-K

      A Form 8-K was filed on April 7, 1997 to report the Company's operational restructuring and the reactivation of its share buyback program.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of June, 1997.

                                          POLK AUDIO, INC.



                                        By /s/ George M. Klopfer
                                           -------------------------------
                                           George M. Klopfer
                                           Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                                   Date
/s/ George M. Klopfer
------------------------      Chief Executive Officer                     June 26, 1997
George M. Klopfer             and Director


/s/ Matthew S. Polk, Jr.
------------------------      Chairman of the Board,                      June 26, 1997
Matthew S. Polk, Jr.          Vice President and
                              Secretary and Director


/s/ James M. Herd             President                                   June 26, 1997
------------------------
James M. Herd


/s/ Craig C. Georgi           Vice President and                          June 26, 1997
------------------------      Director
Craig C. Georgi


/s/ Gary B. Davis             Treasurer, Chief Financial Officer          June 26, 1997
------------------------      and Chief Accounting Officer
Gary B. Davis


/s/ Wilbert H. Sirota         Director                                    June 26, 1997
------------------------
Wilbert H. Sirota


/s/ Robert B. Barnhill, Jr.   Director                                    June 26, 1997
------------------------
Robert B. Barnhill, Jr.

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Polk Audio, Inc.:


Under date of May 14, 1997, we reported on the consolidated balance sheets of Polk Audio, Inc. and subsidiaries as of March 30, 1997 and March 31, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 30, 1997. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule II Valuation and Qualifying Accounts for the fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                          KPMG PEAT MARWICK LLP


Baltimore, Maryland
May 14, 1997

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                        POLK AUDIO, INC. AND SUBSIDIARIES


                                                                         Additions
                                                                  ------------------------
                                                 Balance at      Charged to      Charged to                        Balance
                                                  Beginning      Costs and         Other                           at End
Description                                       of Period       Expenses       Accounts(1)    Deductions(2)    of Period
-----------                                       --------        --------       -----------    -------------    ---------
FISCAL YEAR ENDED MARCH 30, 1997:
Allowance for doubtful accounts receivable        $170,396         377,424          35,087         197,800         385,107
                                                  --------        --------        --------        --------        --------


FISCAL YEAR ENDED MARCH 31, 1996:
Allowance for doubtful accounts receivable        $160,287          79,600          66,557         136,048         170,396
                                                  ========        ========        ========        ========        ========


FISCAL YEAR ENDED MARCH 26, 1995:
Allowance for doubtful accounts receivable        $152,879          84,000          10,637          87,229         160,287
                                                  ========        ========        ========        ========        ========






(1) Recovery of amounts previously charged off.
(2) Amounts charged off.

                                 EXHIBITS INDEX


                                                                                      Page


10.25   Assignment of Lease by and among UETA, the Company, and Klopfer
         Associates LLC dated March 21, 1997.                                           21

10.26   Lease Amendment by and between Klopfer Associates Limited Partnership
         and the Company dated March 27, 1997.                                          25

10.27   Third Amendment to Financing Agreement dated October 23, 1996 by and
         between NationsBank, N.A. and the Company.                                     28

10.28   $8,000,000 Revolving Credit Note dated October 23, 1996 by and between
          NationsBank, N.A. and the Company.                                            32

11.1    Statement re computation of per-share earnings                                  41

13.1    Annual Report to Stockholders for the fiscal year ended March 30, 1997.         42

21.1    Subsidiaries of the Registrant                                                  62

23.1    Consent of KPMG Peat Marwick LLP, Independent Auditors                          63

27.1    Financial Data Schedule                                                         64