Form 10-Q
period 1997-06-29
POLK AUDIO INC
filed 1997-08-08
CIK 793982

                                 UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                    For the period ended    JUNE 29, 1997
                             ------------------

                              or

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

    For the transition period from                to
                                   --------------    ------------------

                     Commission File Number:    0-14729
                               -----------------

                                POLK AUDIO, INC.
          ----------------------------------------------------------
          (Exact name of the registrant as specified in its charter)

                MARYLAND                              52-0954180
      -------------------------------              ----------------
      (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)            Identification No.)

           5601 METRO DRIVE,  BALTIMORE, MARYLAND      21215
           ----------------------------------------------------
        (Address and principal executive offices)    (Zip code)

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

                                                 [X] Yes    [ ] No

Number of shares of common stock of the registrant outstanding as of August 08,
1997:     1,823,035 SHARES.

PART I. FINANCIAL INFORMATION
  Item 1. Financial statements

                         POLK AUDIO, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                          June 29,     March 30,
                                                            1997         1997
                                          Assets        (Unaudited)
                                          ------        ------------   ----------

  Current assets:
   Cash and short-term investments                      $     96,759      422,043
   Trade accounts receivable, net of allowance
    for doubtful accounts of $455,322 at
    June 29 and $385,107 at March 30                       7,204,179    9,510,232
   Inventories:
     Finished goods                                        4,785,341    4,109,323
     Work-in-process                                       1,037,300      804,199
     Raw materials and supplies                            3,072,782    2,985,000
                                                        ------------   ----------
        Total inventories                                  8,895,423    7,898,522
                                                        ------------   ----------

 Income Taxes Recoverable                                    325,295       53,184
   Deferred income taxes                                     795,000      784,000
   Prepaid expenses and other current assets               1,075,470      671,769
                                                        ------------   ----------
        Total current assets                              18,392,126   19,339,750
  Property and equipment, at cost less accumulated
   depreciation and amortization                           4,846,125    4,299,000
  Other assets                                               380,741      382,686
  Notes receivable-officers                                  225,946      225,946
  Deferred income taxes                                      750,000      750,000
                                                        ------------   ----------
  Total assets                                          $ 24,594,938   24,997,382
                                                        ============   ==========

                        Liabilities and Stockholders' Equity
                        ------------------------------------

  Current liabilities:
   Accounts payable, trade                              $  3,454,712    2,758,117
   Bank overdraft                                                 --       44,126
   Accrued expenses and other current liabilities          1,563,520    2,302,394
   Current portion of long-term debt                         400,000      400,000
   Current portion of accrued product warranty               270,000      267,000
                                                        ------------   ----------
        Total current liabilities                          5,688,232    5,771,637

  Long-term debt, net of current portion                   2,365,064    2,346,795
  Accrued product warranty, less current portion             344,000      335,000
                                                        ------------   ----------
        Total liabilities                                  8,397,296    8,453,432
                                                        ------------   ----------

  Stockholders' equity:
   Common stock, par value $.01 per share. Authorized
    20,000,000 shares; issued 1,823,035 shares.               18,230       18,230
   Additional paid-in-capital                              1,586,478    1,586,478
   Foreign currency translation adjustment                   (22,608)     (24,896)
   Note receivable-stock                                    (822,250)    (822,250)
   Retained earnings                                      15,437,792   15,786,388
                                                        ------------   ----------
        Total stockholders' equity                        16,197,642   16,543,950
                                                        ------------   ----------
          Total liabilities and stockholders' equity    $ 24,594,938   24,997,382
                                                        ============   ==========


     See accompanying notes to consolidated financial statements.
                                                                        page 2

                       POLK AUDIO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                 (Unaudited)

                                           Quarter ended
                                     ------------------------
                                       June 29,      June 30,
                                         1997          1996
                                     ------------------------
  Net sales                           $9,752,202  11,283,956
  Cost of goods sold                   5,976,889   6,512,478
                                     ------------ -----------

    Gross profit                       3,775,313   4,771,478

  Selling, research, general and
   administrative expenses             4,377,512   4,637,066
                                     ------------ -----------

   Operating income (loss)              (602,199)    134,412
                                     ------------ -----------

 Other income (expense):
  Interest income                         14,456         760
  Other, net                              35,000       2,607
  Interest expense                       (36,853)    (79,595)
                                     ------------ -----------

  Total other income (expense)            12,603     (76,228)
                                     ------------ -----------

     Earnings (loss) before income
      taxes (benefit)                   (589,596)     58,184

  Income taxes (benefit)                (241,000)     23,500
                                     ------------ -----------

          Net earnings (loss)           (348,596)     34,684

  Retained earnings at beginning
   of period                          15,786,388  15,034,659
                                     ------------ -----------

  Retained earnings at end of
   period                            $15,437,792  15,069,343
                                     ============ ===========

     Earnings (loss) per share          $(.19)        .02
                                        =====         ===


  See accompanying notes to consolidated financial statements.

                      POLK AUDIO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                       Three months ended
                                                    ------------------------
                                                      June 29,      June 30,
                                                        1997          1996

                                                    ------------------------
  Cash flows from operating activities:
   Net earnings (loss)                            $   (348,596)       34,684
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation and amortization                     462,156       474,914
     Gain on sale of fixed assets                       (1,500)       (1,050)
        Increase (decrease) from changes in:
      Accounts receivable                            2,306,053     4,909,813
      Inventories                                     (996,901)     (932,128)
      Income taxes recoverable or payable             (283,112)     (269,949)
      Prepaid expenses and other current assets       (403,700)     (104,740)
      Accounts payable, trade                          696,595      (726,394)
      Accrued product warranty                          12,000        21,214
      Accrued expenses and other current
       liabilities                                    (738,874)     (285,843)
                                                    -----------   -----------

      Net cash provided by operating
        activities                                     704,121     3,120,521
                                                    -----------   -----------

  Cash flows from investing activities:
   Purchases of property and equipment              (1,009,281)     (420,984)
  (Increase) decrease in other assets                    1,946          (802)
   Proceeds from sale of property and equipment          1,500            --
   Repayments of notes receivable                           --         1,050
                                                    -----------   -----------

       Net cash used in investing
        activities                                  (1,005,835)     (420,736)
                                                    -----------   -----------

  Cash flows from financing activities:
    Decrease in bank overdraft                         (44,126)     (450,336)
    Payments on long-term notes payable                 18,269    (2,340,375)
    Proceeds from exercise of stock options                 --         7,750
                                                    -----------   -----------

        Net cash provided by (used in) financing
        Activities                                     (25,857)   (2,782,961)
                                                    -----------   -----------

       Net decrease in cash and
        cash equivalents                              (327,571)      (83,176)

  Effect of exchange rate changes on cash                2,287        31,038

  Cash and cash equivalents, beginning of period       422,043       184,118
                                                    -----------   -----------
  Cash and cash equivalents, end of period        $     96,759       131,980
                                                    ===========   ===========


  See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


(1) Consolidated financial statements

         The consolidated financial statements included herein do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the Notes to Financial Statements set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1997.

         In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

         The results of operations and cash flows for the periods ended June 29, 1997 and June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.



(2) Earnings per share

         Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The number of shares used in the computations for the three month periods were 1,823,035 in fiscal 1998 and 1,828,370 in fiscal 1997. Dilutive stock options granted to employees are treated as common stock equivalents.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   For the first quarter of fiscal 1998, net losses were $(348,596) or $(0.19) per share, compared with net earnings of $34,684, or $0.02 per share, for the first quarter of fiscal 1997. The following table presents the components of net earnings (loss) as a percentage of net sales for the periods indicated.

                                                Quarter ended
                                         -----------------------------
                                         June 29,             June 30,
                                           1997                 1996
                                                   (Unaudited)
                                         -----------------------------
  Net sales                               100.0%               100.0%
  Cost of goods sold                      (61.3)               (57.7)
                                         --------             --------
    Gross profit                           38.7                 42.3
  Selling, research, general
   & administrative expenses              (44.9)               (41.1)
                                         --------             --------
    Operating income (loss)                (6.2)                 1.2
  Other income (expense), net               0.2                 (0.7)
                                         --------             --------
    Earnings (loss) before
     income taxes (benefit)                (6.0)                 0.5
  Income taxes (benefit)                    2.4                 (0.2)
                                         --------             --------

    Net earnings (loss)                    (3.6)%                0.3%
                                         ========             ========


NET SALES AND GROSS PROFIT MARGIN

   Net sales decreased 13.6% to $9,752,202 for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. The decrease in net sales resulted from decreased demand for both home theater and after-market car products related to the continued soft retail electronics market, certain price reductions resulting from market pressures and sales of less profitable products in the overall sales mix.

   While there were no significant changes in the cost components, gross profit decreased to 38.7% for the first quarter of fiscal 1998 from 42.3% for the first quarter of fiscal 1997. The decrease in gross profit primarily resulted from the sales pressures discussed earlier coupled with higher and underabsorbed manufacturing overhead expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SELLING, RESEARCH, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, research, general and administrative (SRG&A) expenses decreased 5.6% to $4,377,512 for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. As a percentage of net sales, SRG&A expenses increased to 44.9% for the first quarter of fiscal 1998 from 41.1% for the first quarter of fiscal 1997. The dollar decrease in SRG&A expenses resulted primarily from decreased variable selling costs related to the lower sales coupled with reductions in fixed selling, general and administrative and R&D expenses during the quarter relative to the prior year.

OTHER INCOME (EXPENSE) AND INCOME TAXES

   Other income was $12,603 for the first quarter of fiscal 1998 as compared to other expense of $(76,228) for the first quarter of fiscal 1997. The change in other income (expense) was a result of interest costs incurred on lower bank loan borrowings as compared with the same quarter last year, partially offset by royalty income received on the new licensing agreement between Polk Audio and Hewlett-Packard. Income taxes, as a percentage of earnings before income taxes, were 40.9% for the first quarter of fiscal 1998 compared to 40.4% for the first quarter of fiscal 1997.

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

   Net cash provided by operating activities during the first quarter of fiscal 1997 was $704,121. As of June 29, 1997, the Company's working capital was $12,703,894 and its current ratio was 3.23 to 1. In addition, the Company presently has an unsecured revolving credit agreement with a commercial bank providing for maximum borrowings of $6,500,000, of which approximately $4,835,000 was available at June 29,1997, and an unsecured five-year term loan agreement with the same bank for $2,000,000, of which $1,100,000 was outstanding at June 29, 1997. The Company believes working capital and temporary borrowings from its credit agreements will be sufficient to meet its current operating needs and anticipated capital expenditures for the remainder of fiscal 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Stockholders' Meeting held on July 28, 1997 the stockholders elected directors to a one-year term as follows: George M. Klopfer (1,549,748 shares voted for, 1,799 shares voted against), Matthew S. Polk, Jr. (1,549,748 shares voted for, 1,799 shares voted against), Craig C. Georgi (1,549,735 shares voted for, 1,812 shares voted against), Wilbert H. Sirota (1,549,748 shares voted for, 1,799 shares voted against) and Robert B. Barnhill, Jr. (1,549,748 shares voted for, 1,799 shares voted against).


Item 5. Other Information
        None.

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


                                      POLK AUDIO, INC.
                                      ----------------
                                      (Registrant)



         August 08, 1997              /s/ George M. Klopfer
                                    --------------------------------
                                      George M. Klopfer
                                      Chief Executive Officer


                                      /s/ Gary B. Davis
                                    --------------------------------
                                      Gary B. Davis
                                      Treasurer, Chief Financial
                                      Officer and Chief
                                      Accounting Officer