Form 10-Q
period 1997-09-28
POLK AUDIO INC
filed 1997-11-12
CIK 793982

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the period ended      SEPTEMBER 28, 1997
                     -------------------------

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission File Number:   0-14729
                        -----------


                              POLK AUDIO, INC.
  ----------------------------------------------------------------------
         (Exact name of the registrant as specified in its charter)

             MARYLAND                                  52-0954180
 -------------------------------              --------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)


    5601 METRO DRIVE,  BALTIMORE, MARYLAND                  21215
  -------------------------------------------------------------------
  (Address and principal executive offices)              (Zip code)

                              (410) 358-3600
       -----------------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 [X] Yes     [ ] No

Number of shares of common stock of the registrant outstanding as of November
11, 1997:       1,843,035 SHARES.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                       POLK AUDIO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          September 28,                    March 30,
                                     Assets                                    1997                           1997
                                     ------                                (Unaudited)
                                                                          -------------                  -------------

Current assets:
 Cash and short-term investments                                         $    246,786                         422,043
 Trade accounts receivable, net of allowance
  for doubtful accounts of $399,909 at
  September 28 and $385,107 at March 30                                     8,253,263                       9,510,232
  Inventories:
    Finished goods                                                          4,341,709                       4,109,323
    Work-in-process                                                           804,335                         804,199
    Raw materials and supplies                                              3,935,440                       2,985,000
                                                                          -----------                     -----------
      Total inventories                                                     9,081,484                       7,898,522
                                                                          -----------                     -----------
 Income taxes recoverable                                                     399,138                          53,184
 Deferred income taxes                                                        795,000                         784,000
 Prepaid expenses and other current assets                                    848,649                         671,769
                                                                          -----------                     -----------
      Total current assets                                                 19,624,320                      19,339,750
 Property and equipment, at cost less accumulated
  depreciation and amortization                                             4,997,403                       4,299,000
 Other assets                                                                 338,212                         382,686
 Notes receivable-officers                                                    246,702                         225,946
 Deferred income taxes                                                        950,000                         750,000
                                                                          -----------                     -----------
      Total assets                                                       $ 26,156,637                      24,997,382
                                                                          ===========                     ===========
                          Liabilities and Stockholders' Equity
                          ------------------------------------

Current liabilities:
 Accounts payable, trade                                                 $  3,659,702                       2,758,117
 Bank overdraft                                                                   --                           44,126
 Accrued expenses and other current liabilities                             1,701,436                       2,302,394
 Current portion of long-term debt                                            400,000                         400,000
 Current portion of accrued product warranty                                  273,000                         267,000
                                                                              -------                     -----------
      Total current liabilities                                             6,034,138                       5,771,637

Other non-current liabilities                                                  31,903                            --
Long-term debt, net of current portion                                      3,730,143                       2,346,795
Accrued product warranty, less current portion                                353,000                         335,000
                                                                          -----------                     -----------
      Total liabilities                                                    10,149,184                       8,453,432
                                                                          -----------                     -----------

Stockholders' equity:
Common stock, par value $.01 per share. Authorized
  20,000,000 shares; issued 1,843,035 shares.                                  18,430                          18,230
Additional paid-in-capital                                                  1,691,279                       1,586,478
Foreign currency translation adjustment                                        25,115                         (24,896)
Note receivable-stock                                                        (927,250)                       (822,250)
Retained earnings                                                          15,199,879                      15,786,388
                                                                          -----------                     -----------
      Total stockholders' equity                                           16,007,453                      16,543,950
                                                                          -----------                     -----------
        Total liabilities and stockholders' equity                       $ 26,156,637                      24,997,382
                                                                          ===========                     ===========



   See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                  (Unaudited)

                                                                Quarter ended                         Six months ended
                                                        -------------------------------        -------------------------------
                                                         Sept. 28,          Sept. 29,           Sept. 28,          Sept. 29,
                                                            1997              1996                1997                1996
                                                        -------------      ------------        ------------      --------------
Net sales                                                $10,275,151        14,479,339          20,027,353          25,763,295
Cost of Goods Sold                                         6,480,075         8,336,109          12,456,964          14,848,587
                                                        -------------      ------------        ------------      --------------

  Gross profit                                             3,795,076         6,143,230           7,570,389          10,914,708

Selling, research, general and
 administrative expenses                                   4,271,091         5,280,078           8,648,603           9,917,144
                                                        -------------      ------------        ------------      --------------

  Operating income (loss)                                   (476,015)          863,152          (1,078,214)            997,564
                                                        -------------      ------------        ------------      --------------

Other income (expense):
 Interest income                                               1,867             2,657              16,323               3,416
 Royalty income                                              135,903                --             170,903                  --
 Other, net                                                       --               112                  --               2,719
 Interest expense                                            (64,668)          (97,086)           (101,521)           (176,680)
                                                        -------------      ------------        ------------      --------------

 Total other income (expense)                                 73,102           (94,317)             85,705            (170,545)
                                                        -------------      ------------        ------------      --------------

   Earnings (losses) before
       income taxes                                         (402,913)          768,835            (992,509)            827,019

Income taxes                                                (165,000)          315,122            (406,000)            338,622
                                                        -------------      ------------        ------------      --------------
   Net earnings (loss)                                      (237,913)          453,713            (586,509)            488,397

Retained earnings at beginning
 of period                                                15,437,792        15,069,343          15,786,388          15,034,659
                                                        -------------      ------------        ------------      --------------
Retained earnings at end of
 period                                                  $15,199,879        15,523,056          15,199,879          15,523,056
                                                        =============      ============        ============      ==============

   Earnings (loss) per share                               $(.13)              .25                 (.32)               .27
                                                           =======            ======              =======            ======





See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                      Six months ended
                                                                             -----------------------------------
                                                                               Sept. 28,            Sept. 29,
                                                                                 1997                  1996
                                                                             ------------         --------------
Cash flows from operating activities:
 Net earnings (loss)                                                        $  (586,509)                488,397
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                                                944,869               1,041,893
   Deferred income taxes                                                       (200,000)
   Gain on sale of fixed assets                                                  (1,500)                 (4,963)
      Increase (decrease) from changes in:
    Accounts receivable                                                       1,256,968               2,815,863
    Inventories                                                              (1,182,962)             (3,088,103)
    Income taxes recoverable or payable                                        (356,954)                 (5,534)
    Prepaid expenses and other current assets                                  (176,880)               (176,411)
    Accounts payable, trade                                                     901,585               1,182,236
    Accrued product warranty                                                     24,000                  41,663
    Accrued expenses and other current
     liabilities                                                               (600,958)               (212,361)
                                                                             -----------           -------------

    Net cash provided by operating
      activities                                                                 21,659               2,082,680
                                                                             -----------           -------------

Cash flows from investing activities:
 Purchases of property and equipment                                         (1,643,270)               (884,791)
 Decrease in other assets                                                        44,474                     397
 Proceeds from sale of property and equipment                                     1,500                   4,963
 Repayments of notes receivable                                                 (20,756)                     --
                                                                             -----------           -------------

     Net cash used in investing
      activities                                                             (1,618,052)               (879,431)
                                                                             -----------           -------------

Cash flows from financing activities:
  Decrease in bank overdraft                                                    (44,126)               (450,336)
  Payments on long-term notes payable                                                --                (630,790)
  Increases in long-term notes payable                                        1,415,251                      --
  Proceeds from exercise of stock options                                            --                  23,250
                                                                             -----------           -------------
      Net cash provided by (used in) financing
      activities                                                              1,371,125              (1,057,876)
                                                                             -----------           -------------

     Net decrease in cash and cash
      equivalents                                                              (225,268)                145,373

Effect of exchange rate changes on cash                                          50,011                  21,371

Cash and cash equivalents, beginning of period                                  422,043                 184,118
                                                                             -----------           -------------
Cash and cash equivalents, end of period                                    $   246,786                 350,862
                                                                             ===========           =============



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

      The results of operations and cash flows for the periods ended September 28, 1997 and September 29, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.



(2) Earnings per share

      Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The number of shares used in the computations for the three month periods were 1,836,002 in fiscal 1998 and 1,828,370 in fiscal 1997. Dilutive stock options granted to employees are treated as common stock equivalents.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      For the second quarter of fiscal 1998, net losses were $237,913 or $0.13 per share, compared with a net profit of $453,713, or $0.25 per share, for the second quarter of fiscal 1997. For the first six months, net losses were $586,509 or $0.32 per share as compared to a net profit of $488,397 or $0.27 per share. The following table presents the components of net earnings (losses) as a percentage of net sales for the periods indicated.


                                   Sept. 28,  Sept. 29,   Sept. 28,  Sept. 29,
                                     1997       1996         1997      1996
                                                   (Unaudited)
                                -----------------------------------------------
Net sales                           100.0 %     100.0 %     100.0 %    100.0 %
Cost of goods sold                   63.0        57.6        62.2       57.6
                                ----------    --------    --------   --------
   Gross profit                      37.0        42.4        37.8       42.4
Selling, research, general
  & administrative expenses          41.6        36.5        43.1       38.5
                                ----------    --------    --------   --------
    Operating income (loss)          (4.6)        5.9        (5.3)       3.9
Other income (expense), net           0.7        (0.6)        0.4       (0.7)
                                ----------    --------    --------   --------
Earnings (loss) before income
    taxes                            (3.9)        5.3        (4.9)       3.2
Income taxes                          1.6        (2.2)        2.0       (1.3)
                                ----------    --------    --------   --------

    Net earnings (loss)              (2.3) %      3.1 %      (2.9) %     1.9 %
                                ==========    ========    ========   ========




NET SALES AND COST OF GOODS SOLD

      Net sales decreased 29.0% to $10,275,151 for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1997, and decreased 22.3% to $20,027,353 for the first six months of fiscal 1998 as compared to the first six months of fiscal 1997. The decrease in net sales resulted from weakened demand relating to a continued soft retail environment, lower than anticipated sales to certain key customers relating in part to credit concerns, certain price reductions resulting from market pressures and discontinued products, and to the later than planned introduction of the new RT Powered Tower product line which began shipping late in the September, 1997 quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


   Cost of goods sold, as a percentage of net sales, increased to 63.0% for the second quarter of fiscal 1998 from 57.6% for the second quarter of fiscal 1997 and increased to 62.2% for the first six months of fiscal 1998 from 57.6% for the first six months of fiscal 1997. The increase in cost of goods sold, as a percentage of net sales, primarily resulted from price discounting coupled with higher and significantly underabsorbed manufacturing overhead costs as compared with the prior year.


SELLING, RESEARCH, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, research, general and administrative (SRG&A) expenses decreased 19.1% to $4,271,091 for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 and decreased 12.8% to $8,648,603 for the first six months of fiscal 1998 as compared to the first six months of fiscal 1997. As a percentage of net sales, SRG&A expenses increased to 41.6% for the second quarter of fiscal 1998 from 36.5% for the second quarter of fiscal 1997 and increased to 43.1% for the first six months of fiscal 1998 from 38.5% in the first six months of fiscal 1997. The dollar decrease in SRG&A expenses, as compared with the prior year, resulted primarily from decreased variable selling costs related to the lower sales volume, lower sales promotion costs, lower R&D expenses and lower general and administrative expenses.


OTHER INCOME (EXPENSE) AND INCOME TAXES

   Other income (expense) was $73,102 for the second quarter of fiscal 1998 as compared to $(94,317) for the second quarter of fiscal 1997. Other income (expense) was $85,705 for the first six months of fiscal 1998 as compared to $(170,545) for the first six months of fiscal 1997. The change in other income (expense) was largely a result of royalty income earned coupled with lower interest costs incurred on lower bank loan borrowings during the quarter and six months when compared with the prior year. Income taxes, as a percentage of earnings before income taxes, were 41.0% for the second quarter of fiscal 1998 and fiscal 1997 and 40.9% for the first six months of 1998 and 1997.


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

Net cash provided by operating activities during the second quarter of fiscal 1997 was $21,659. As of September 28, 1997, the Company's working capital was $13,590,182 and its current ratio was 3.3 to 1. In addition, the Company presently has an unsecured revolving credit agreement with a commercial bank providing for maximum borrowings of $6,500,000, of which approximately $3,370,000 was available at September 28,1997, and an unsecured five-year term loan agreement with the same bank for $2,000,000, of which $1,000,000 was outstanding at September 28, 1997. The Company believes working capital and temporary borrowings from its credit agreements will be sufficient to meet its current operating needs and anticipated capital expenditures for the remainder of fiscal 1998.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
   None.

(b) Reports on Form 8-K:
   On July 21, 1997 the Company announced a new licensing agreement with Hewlett-Packard Company Home Products Division and on August 8, 1997 the Company announced a licensing agreement with KEP, a Korean supplier of speakers to Samsung Corporation.

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


                                                          POLK AUDIO, INC.
                                                          ----------------
                                                            (Registrant)



                      November 11, 1997      /s/ George M. Klopfer
                                             --------------------------
                                             George M. Klopfer
                                             Chief Executive Officer


                                             /s/ Gary B. Davis
                                             --------------------------
                                             Gary B. Davis
                                             Treasurer, Chief Financial
                                             Officer and Chief
                                             Accounting Officer