Form 10-Q
period 1997-12-28
POLK AUDIO INC
filed 1998-02-09
CIK 793982

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended    DECEMBER 28, 1997
                      ---------------------

                              or

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the transition period from                to
                               --------------    ----------------

Commission File Number:    0-14729
                          ---------

                                POLK AUDIO, INC.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

            MARYLAND                                    52-0954180
-------------------------------                     ----------------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

             5601 METRO DRIVE,  BALTIMORE, MARYLAND         21215
--------------------------------------------------------------------------------
            (Address and principal executive offices)     (Zip code)

                                 (410) 358-3600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            [X] Yes    [ ] No

Number of shares of common stock of the registrant outstanding as of February 9, 1998: 1,849,035 SHARES.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                       POLK AUDIO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   December 28,   March 30,
                                    Assets             1997         1997
                                    ------          (Unaudited)
                                                   ------------   ----------
Current assets:
 Cash and short-term investments                   $    614,845      422,043
 Trade accounts receivable, net of allowance
  for doubtful accounts of $365,830 at
  December 28 and $385,107 at March 30                7,995,319    9,510,232
 Inventories:
   Finished goods                                     4,903,855    4,109,323
   Work-in-process                                      697,948      804,199
   Raw materials and supplies                         4,517,624    2,985,000
                                                   ------------   ----------
      Total inventories                              10,119,427    7,898,522
                                                   ------------   ----------

 Income taxes recoverable                               149,605       53,184
 Deferred income taxes                                  795,000      784,000
 Prepaid expenses and other current assets            1,033,763      671,769
                                                   ------------   ----------
      Total current assets                           20,707,959   19,339,750
 Property and equipment, at cost less accumulated
  depreciation and amortization                       5,098,567    4,299,000
 Other assets                                           836,851      382,686
 Notes receivable-officers                              251,473      225,946
 Deferred income taxes                                  950,000      750,000
                                                   ------------   ----------
      Total assets                                 $ 27,844,850   24,997,382
                                                   ============   ==========
                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
 Accounts payable, trade                           $  4,495,960    2,758,117
 Bank overdraft                                         --            44,126
 Accrued expenses and other current liabilities       1,730,638    2,302,394
 Current portion of long-term debt                      400,000      400,000
 Current portion of accrued product warranty            276,000      267,000
                                                   ------------   ----------
      Total current liabilities                       6,902,598    5,771,637

Other non-current liabilities                            20,155           --
Long-term debt, net of current portion                4,137,928    2,346,795
Accrued product warranty, less current portion          362,000      335,000
                                                   ------------   ----------
      Total liabilities                              11,422,681    8,453,432
                                                   ------------   ----------

Stockholders' equity:
Common stock, par value $.01 per share. Authorized
  20,000,000 shares; issued 1,849,035 shares.            18,490       18,230
Additional paid-in-capital                            1,721,209    1,586,478
Foreign currency translation adjustment                  53,309      (24,896)
Note receivable-stock                                  (942,250)    (822,250)
Retained earnings                                    15,571,411   15,786,388
                                                   ------------   ----------
      Total stockholders' equity                     16,422,169   16,543,950
                                                   ------------   ----------
        Total liabilities and stockholders' equity $ 27,844,850   24,997,382
                                                   ============   ==========




See accompanying notes to consolidated financial statements.

                        POLK AUDIO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                               (Unaudited)

                                   Quarter ended          Nine months ended
                              -----------------------   ----------------------
                                Dec. 28,    Dec. 29,     Dec. 28,    Dec. 29,
                                  1997        1996         1997        1996
                              -----------  ----------   ----------  ----------
Net sales                     $12,952,611  15,456,015   32,979,964  41,219,310
Cost of goods sold              7,809,892   8,568,035   20,266,856  23,416,622
                              -----------  ----------   ----------  ----------

  Gross profit                  5,142,719   6,887,980   12,713,108  17,802,688

Selling, research, general and
 administrative expenses        4,570,908   5,881,847   13,219,511  15,798,990
                              -----------  ----------   ----------  ----------

  Operating income (loss)         571,811   1,006,133     (506,403)  2,003,698
                              -----------  ----------   ----------  ----------

Other income (expense):
 Interest income                      184         166       16,507       3,582
 Royalty income                   145,000          --      315,903          --
 Other, net                        (6,393)      5,997       (6,393)      8,716
 Interest expense                 (86,070)   (106,142)    (187,591)   (282,823)
                              -----------  ----------   ----------  ----------

 Total other income (expense)      52,721     (99,979)     138,426    (270,525)
                              -----------  ----------   ----------  ----------

    Earnings (loss) before
        income taxes              624,532     906,154     (367,977)  1,733,173

Income taxes                      253,000     362,462     (153,000)    701,084
                              -----------  ----------   ----------  ----------
    Net earnings (loss)           371,532     543,692     (214,977)  1,032,089

Retained earnings at beginning
 of period                     15,199,879  15,523,056   15,786,388  15,034,659
                              -----------  ----------   ----------  ----------
Retained earnings at end of
 period                       $15,571,411  16,066,748   15,571,411  16,066,748
                              ===========  ==========   ==========  ==========

Basic earnings (loss) per
 Share                          $0.20          0.30        (0.12)       0.57
                                =====          ====        =====        ====
Diluted earnings (loss) per
 Share                          $0.20          0.29        (0.12)       0.56
                                =====          ====        =====        ====


See accompanying notes to consolidated financial statements.

                   POLK AUDIO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Unaudited)

                                                       Nine months ended
                                                --------------------------
                                                   Dec. 28,      Dec. 29,
                                                     1997           1996
                                                ------------   -----------
Cash flows from operating activities:
 Net earnings (loss)                            $   (214,977)    1,032,089
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                   1,657,165     1,607,075
   Deferred income taxes                            (211,000)          --
   Gain on sale of fixed assets                       (1,500)      (34,462)
      Increase (decrease) from changes in:
    Accounts receivable                            1,514,913     3,665,197
    Inventories                                   (2,220,905)   (2,209,587)
    Income taxes recoverable or payable              (96,421)     (156,706)
    Prepaid expenses and other current assets       (361,993)     (605,845)
    Accounts payable, trade                        1,737,843      (295,345)
    Accrued product warranty                          36,000        60,162
    Accrued expenses and other current
     liabilities                                    (571,756)     (298,907)
                                                ------------   -----------

    Net cash provided by operating
          activities                               1,267,369     2,763,671
                                                ------------   -----------

Cash flows from investing activities:
 Purchases of property and equipment              (2,456,741)   (1,409,074)
 (Increase)decrease in other assets                   45,835       (10,905)
 Proceeds from sale of property and equipment          1,500        34,462
 Securities purchased                               (500,000)          --
 Repayments of notes receivable                     (145,527)          --
                                                ------------   -----------
     Net cash used in investing
      activities                                  (3,054,933)   (1,385,517)
                                                ------------   -----------

Cash flows from financing activities:
  Decrease in bank overdraft                         (44,126)     (450,336)
  Payments on long-term notes payable               (300,000)     (779,301)
  Increases in long-term notes payable             2,111,287           --
  Proceeds from exercise of stock options            135,000       137,750
                                                ------------   -----------
      Net cash provided by (used in) financing
      activities                                   1,902,161    (1,091,887)
                                                ------------   -----------

     Net decrease in cash and cash
      equivalents                                    114,597       286,267

Effect of exchange rate changes on cash               78,205       (77,869)

Cash and cash equivalents, beginning of period       422,043       184,118
                                                ------------   -----------
Cash and cash equivalents, end of period        $    614,845       392,516
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

         The results of operations and cash flows for the periods ended December 28, 1997 and December 29, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) EARNINGS PER SHARE

     Effective December 28, 1997, the Company adopted the Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The table below illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                                     Quarter ended        Nine months ended
                                                ---------------------  ----------------------
                                                 Dec. 28,    Dec. 29,   Dec. 28,    Dec. 29,
                                                   1997        1996        1997       1996
                                                ---------   ---------  ----------  ----------
Net earnings (loss)-basic and diluted           $ 371,532   $ 543,692  $(214,977)  $1,032,089
                                                =========   =========  ==========  ==========

Weighted average # of shares - basic            1,843,435   1,819,343   1,834,156   1,816,786

Effect of dilutive stock options                   14,458      36,914       9,639      39,807
                                               ----------   ---------   ---------   ---------

Weighted average # of shares - diluted          1,857,893   1,856,257   1,843,795   1,856,593
                                                =========   =========   =========   ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            For the third quarter of fiscal 1998, net earnings were $371,532 or $0.20 per share, compared with net earnings of $543,692, or $0.30 per share, for the third quarter of fiscal 1997. For the first nine months, net loss was $214,977 or $0.12 per share as compared to net earnings of $1,032,089 or $0.57 per share. The following table presents the components of net earnings (loss) as a percentage of net sales for the periods indicated.

                                           Quarter Ended                           Nine months ended
                                  --------------------------------------------------------------------------
                                      Dec. 28,          Dec. 29,             Dec. 28,           Dec. 29,
                                        1997              1996                 1997               1996
                                                                 (Unaudited)
                                  --------------------------------------------------------------------------
Net sales                              100.0  %              100.0  %           100.0  %           100.0  %
Cost of goods sold                      60.3                  55.4               61.5               56.8
                                  -----------         -------------        -----------        -----------
   Gross profit                         39.7                  44.6               38.5               43.2
Selling, research, general
  & administrative expenses             35.3                  38.1               40.0               38.3
                                  -----------         -------------        -----------        -----------
    Operating income (loss)              4.4                   6.5               (1.5)               4.9
Other income (expense), net              0.4                  (0.6)               0.4               (0.7)
                                  -----------         -------------        -----------        -----------
Earnings (loss) before income
    taxes                                4.8                   5.9               (1.1)               4.2
Income taxes                            (1.9)                 (2.4)               0.4               (1.7)
                                  -----------         -------------        -----------        -----------

    Net earnings (loss)                  2.9  %                3.5  %            (0.7)  %            2.5  %
                                  ===========         =============        ===========        ===========


NET SALES AND COST OF GOODS SOLD

            Net sales decreased 16.2% to $12,952,611 for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997, and decreased 20.0% to $32,979,964 for the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997. The decrease in net sales resulted from weakened demand relating to a continued soft retail environment in domestic and export markets, lower than anticipated sales to certain key customers relating in part to credit concerns and certain price reductions resulting from market pressures and discontinued products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

            Cost of goods sold, as a percentage of net sales, increased to 60.3% for the third quarter of fiscal 1998 from 55.4% for the third quarter of fiscal 1997 and increased to 61.5% for the first nine months of fiscal 1998 from 56.8% for the first nine months of fiscal 1997. The increase in cost of goods sold, as a percentage of net sales, primarily resulted from a sales mix that included higher sales of lower profit margin items coupled with higher and underabsorbed manufacturing overhead costs as compared with the prior year.

SELLING, RESEARCH, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, research, general and administrative (SRG&A) expenses decreased 22.3% to $4,570,908 for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 and decreased 16.4% to $13,219,511 for the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997. As a percentage of net sales, SRG&A expenses decreased to 35.3% for the third quarter of fiscal 1998 from 38.1% for the third quarter of fiscal 1997 and increased to 40.0% for the first nine months of fiscal 1998 from 38.3% in the first nine months of fiscal 1997. The dollar decrease in SRG&A expenses, as compared with the prior year, resulted primarily from decreased variable selling costs related to the lower sales volume, lower sales promotion costs, lower R&D expenses and lower general and administrative expenses.

OTHER INCOME (EXPENSE) AND INCOME TAXES

   Other income (expense) was $52,721 for the third quarter of fiscal 1998 as compared to $(99,979) for the third quarter of fiscal 1997. Other income (expense) was $138,426 for the first nine months of fiscal 1998 as compared to $(270,525) for the first nine months of fiscal 1997. The change in other income (expense) was largely a result of royalty income earned coupled with lower interest costs incurred on lower bank loan borrowings during the quarter and nine months when compared with the prior year. Income taxes, as a percentage of earnings before income taxes, were 40.5% and 40.0% for the third quarter of fiscal 1998 and 1997, respectively and 41.6% and 40.5% for the first nine months of 1998 and 1997, respectively.

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

Net cash provided by operating activities during the third quarter of fiscal 1998 was $1,267,369. As of December 28, 1997, the Company's working capital was $13,805,361 and its current ratio was 3.0 to 1. In addition, the Company presently has an unsecured revolving credit agreement with a commercial bank providing for maximum borrowings of $8,500,000, of which approximately $4,762,000 was available at December 28,1997, and an unsecured five-year term loan agreement with the same bank for $2,000,000, of which $800,000 was outstanding at December 28, 1997. The Company believes working capital and temporary borrowings from its credit agreements will be sufficient to meet its current operating needs and anticipated capital expenditures for the remainder of fiscal 1998.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
    None.

(b) Reports on Form 8-K:

    On December 23, 1997, the Company announced it has entered into an agreement with Circuit City Stores, Inc. to sell a complete assortment of Polk Audio home and car loudspeakers systems.

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

                                                                POLK AUDIO, INC.
                                                                ----------------
                                                                  (Registrant)

                              February 9, 1998         /s/  George M. Klopfer
                                                      --------------------------
                                                      George M. Klopfer
                                                      Chief Executive Officer

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