Form 10-K405
period 1998-03-29
POLK AUDIO INC
filed 1998-06-24
CIK 793982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     FOR THE FISCAL YEAR ENDED MARCH 29, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing bid price for the registrant's common stock, as reported by the American Stock Exchange as of June 9, 1998, was $14,842,462.

Number of shares of Common Stock of the registrant outstanding as of June 9, 1998: 1,849,035 SHARES


                           TOTAL NUMBER OF PAGES: 111
                        EXHIBIT INDEX STARTS ON PAGE: 21

                       DOCUMENTS INCORPORATED BY REFERENCE

           LOCATION IN FORM 10-K                  INCORPORATED DOCUMENT
PART I:
Item 1 - Description of Business:                 1998 Annual Report to
         Seasonality, Foreign Operations,         Stockholders for the Fiscal
         Working Capital                          Year ended March 29, 1998

Item 2 - Properties                               Proxy Statement for the 1998
                                                  Annual Meeting of Stockholders
                                                  to be filed within 120 days of
                                                  the end of the Company's
                                                  fiscal year.

PART II:
Item 5 - Market for Registrant's                  1998 Annual Report to
         Common Equity and Related                Stockholders for the Fiscal
         Stockholder Matters                      Year ended March 29, 1998

Item 6 - Selected Financial Data                  1998 Annual Report
                                                  to Stockholders for the Fiscal
                                                  Year ended March 29, 1998

Item 7 - Management's Discussion                  1998 Annual Report
         and Analysis of Financial                to Stockholders for the Fiscal
         Condition and Results of                 Year ended March 29, 1998
         Operation

Item 8 - Financial Statements and                 1998 Annual Report
         Supplementary Data                       to Stockholders for the Fiscal
                                                  Year ended March 29, 1998

PART III:
Item 10 - Directors and Executive                 Proxy Statement for the
          Officers of the Registrant              1998 Annual Meeting
                                                  of Stockholders to be filed
                                                  within 120 days of the end of
                                                  the Company's fiscal year

Item 11 - Executive Compensation                  Proxy Statement for the
                                                  1998 Annual Meeting
                                                  of Stockholders to be filed
                                                  within 120 days of the end of
                                                  the Company's fiscal year

Item 12 - Security Ownership of                   Proxy Statement for the
          Certain Beneficial                      1998 Annual Meeting
          Owners and Management                   of Stockholders to be filed
                                                  within 120 days of the end of
                                                  the Company's fiscal year

Item 13 - Certain Relationships                   Proxy Statement for the
          and Related Transactions                1998 Annual Meeting
                                                  of Stockholders to be filed
                                                  within 120 days of the end of
                                                  the Company's fiscal year

                                     PART I

ITEM 1. BUSINESS

        This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K.


        GENERAL

        Polk Audio, Inc. ("Polk" or the "Company") was organized under the laws of Maryland in 1972. Polk engineers, manufactures and markets high-quality loudspeaker systems intended for use in home audio and video entertainment systems and in after-market automotive audio systems. The Company's loudspeaker systems are marketed under the brand names Polk Audio and Eosone.

     An electronic home entertainment system may consist of audio components (such as compact disc players, receivers, cassette decks, other supporting electronics and loudspeakers) video components (such as televisions, video-cassette recorders, Digital-Video Disc (DVD) and videodisc players) or both audio and video components combined in an integrated system which may incorporate technologies such as Dolby(R) Pro-Logic(R), Dolby AC-3(R) and DSS(R) Satellite. The Company emphasizes superior sound quality in promoting its products. The Company intends to continue to both refine and improve its existing product lines and add new models.


        MARKETS

        The Company believes that total sales to United States dealers of home loudspeaker systems in 1998 were in excess of $300 million and that the total sales to United States dealers of after-market automotive speaker systems (i.e., excluding products installed as original equipment in new cars) were approximately $350 million in 1997. The Company believes that significant markets for loudspeaker systems exist outside of the United States, particularly in the advanced industrial nations including Canada, Western Europe, Japan, Australia and certain other East Asian nations. The Company does not possess reliable data on the size of the market for loudspeakers installed as original equipment in automobiles.

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



        PRODUCT LINES

        Polk Audio

        The Company manufacturers, markets and sells eleven separate lines of loudspeaker systems under the Polk Audio brand name.

        The Signature Reference Theater "SRT" System was introduced during fiscal 1996 and retails for $10,000 per system. This is Polk Audio's flagship home theater system that incorporates five proprietary technologies, consists of 35 active drive units housed in seven enclosures, including two 300 watt powered subwoofers, and a Control Center with a wireless remote.

        The Reference Theater or "RT" Series, introduced during fiscal 1996 consists of 11 models, with one model, the RT3000p floor-standing model, introduced during March 1998. Several replacement models are planned during fiscal 1999. This product line ranges in retail price from $280 per pair for the RT3 bookshelf system to $3,600 per pair for the newly introduced RT3000p system. These are value-oriented, high-quality floor-standing and bookshelf systems designed to appeal to the quality-conscious consumer at lower and medium prices. The RT product-line feature Dynamic Balance(R) mid/bass driver and tweeter components (developed through a joint effort with the Johns Hopkins University) and enhanced cosmetic design.

        The M Series consists of six models known as the Multi-application Studio Monitor M3II, the All Weather M3II, the M5, the All Weather M5, the All Weather M2 and the M1. The M3II, introduced in fiscal 1995, is an improved version of the original M3 introduced during fiscal 1992. The M5, introduced in 1995, is a larger version of the very popular M3II. The M1 indoor model is a smaller version of the popular M3 and M5. M Series models may be employed as the primary speaker in a quality high fidelity system, a video surround speaker, or a remote speaker in a secondary location. The All Weather M2, M3II and M5 models are designed for use in outdoor environments designed to resist corrosion and be suitable in various climate conditions. These products range in retail price from $200 to $500 per pair.

        The Center Channel/Video loudspeaker series (CS series) introduced in fiscal 1992 consists of five models, with one model, the CS1000p self-powered center channel system, introduced in March 1998. Four replacement models are scheduled during fiscal 1999. These products are magnetically shielded for use with video applications and are designed for use in increasingly popular home theater, 5-channel Dolby(R) Pro Logic(R) surround-sound systems. The CS models range in retail price from $149 for the CS101 speaker to $1,200 for the newly introduced CS1000p.

        The Home self-powered (active) Sub-woofer series (PSW series) consists of 4 models and range in retail price from $340 to $800 per unit. Three replacement models are planned for introduction during fiscal 1999. These systems were introduced during fiscal 1995 and incorporate patented High Velocity Compression Drive technology. These products have been very well received and are commonly used as enhancements in home-theater applications. The PSW models may either be purchased separately or packaged with the popular RM Series satellites and center channel speaker.

        The Reference Monitor or "RM" Series includes the RM-3300 Series II 3-piece subwoofer/satellite system, modified during fiscal 1996, with a retail price of $800 per set; the RM-5400 4-piece subwoofer/satellite/center channel system, modified during fiscal 1996, with a retail price of $1,100 per set; and the RM7300 4-piece active subwoofer/satellite/center channel system, modified in fiscal 1996, with a retail price of $1,600 per system. The RM satellites, center channel and subwoofer components may also be purchased separately. These models are scheduled to be replaced during fiscal 1999. These are compact speaker systems designed to provide big-speaker sound in a compact package and have shown increasing popularity in recent years.

         The Architectural Reference Series, presently consisting of five models, range in retail price from approximately $160 to $570 per pair. These products are designed for installation directly into the walls or ceilings of the consumers' homes, and are also suitable for certain types of commercial applications. They are designed to be as unobtrusive so as to avoid clashing with the other decor of the environment in which they are installed.

        The "f/x" Series or "Surround Effects Series", presently consisting of three models with one being introduced during fiscal 1998, range in retail for $450 to $1,200. These models were designed for specific use as rear channel surround speakers designed to give powerful surround effects when using Dolby Pro Logic(R) processors.

        The "R" Series, introduced in fiscal 1997, consists of two models and retail for $160 and $220 per pair. The "R" Series is a modestly priced line of small bookshelf speakers designed to produce efficient and high levels of sound even when using low powered receivers.

        The DB Series, consisting of ten models are high-end, automotive full range and Subwoofer speakers systems sold in the automotive after-market. The DB Series are sold as separate units or in combination as systems and range in retail price from $130 per unit to $450 per system. This product line was introduced during fiscal 1996 and replaced the popular Mobile Monitor "MM" Series product line, introduced in 1983.

        The EX II Series, consisting of thirteen models, replaced the EX Series in fiscal 1997. The EX II Series of products are automotive full range and Subwoofer speakers systems at lower to medium prices also sold in the automotive after-market. The EX II Series models are sold as separate units or in combination as systems and range in retail price from $60 to $250 per system. This product category was introduced to expand the Company's product offerings in the after-market car stereo market.


        Eosone

        Eosone, founded in 1996, is a line of home speaker systems manufactured and marketed by the Company. Many of the systems incorporate Radiant Surround Field technology, which uses drive units on the front and rear of the cabinet enclosure to reproduce sound providing a wider sound field for the listener.

        The RSF Series, consisting of three floor standing speaker systems and one bookshelf system, range in retail price from $600 to $2,200 per pair, and incorporate Radiant Surround Field Technology. The RSF1000, which is the flagship model in the RSF Series, incorporates a 120-watt power amplifier for perfectly matched self-amplification. All RSF models are designed for use for both music and home theater sound reproduction.

        The RSP Series, consisting of one model priced at $750, is a home self-powered (active) Sub-woofer system. The RSP models may either be purchased separately or packaged with the RSS Series satellites and center channel speaker to create a home theater system.

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

        The Radiant Satellite System, or "RSS" Series, includes the RSS-702 3-piece subwoofer/satellite system with a retail price of $750 per set and the RSS-705 6-piece subwoofer/front and rear satellite/center channel system with a retail price of $1,100 per set. The satellite speakers are magnetically shielded and are also suitable for use in home theater surround-sound systems. Each system includes the RSP910 active subwoofer system.


        RESEARCH AND DEVELOPMENT

        Many of the Company's Polk Audio products incorporate innovative features based on technology developed by or under the supervision of Matthew S. Polk, Jr., the Company's Chairman. In addition, the Eosone product line was designed jointly with Arnold Nudell, co-founder of Genesis Technologies(TM), Inc., pursuant to an engineering consulting agreement.

        The Company is continuously engaged in the development of improved manufacturing and quality testing technologies with the goal of improving product quality and containing or reducing production costs. The Company employs 22 persons full time in its product and process engineering programs. The Company historically has, and may continue to, periodically subcontract for out-of-house consulting and design expertise. The Company's expenditures for research and development were approximately $2,469,000 for the fiscal year ended March 29, 1998, $2,726,000 for the fiscal year ended March 30, 1997 and $3,266,000 for the fiscal year ended March 31, 1996.


        PATENTS AND TRADEMARKS

        The Company, through its wholly-owned subsidiary, Britannia Investment Corporation, a Delaware corporation ("BIC"), formerly Polk Investment Corporation, is the holder of fifteen United States patents relating to various aspects of loudspeaker design. The Company also holds three Canadian patents, four United Kingdom patents, two German patents and one Japanese patent through BIC. The Company has patents pending in the U.S., Canada, China, Japan, Brazil, EPO and PCT.

        Additionally, BIC holds several Federally registered trademarks including but not limited to Polk Audio(R), Eosone(R), Stereo Dimensional Array(R), The Speaker Specialists(R) and Signature Reference Theater(R).

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


        DISTRIBUTION AND CUSTOMERS

        Polk Audio

        The Company's home products are selectively distributed in the United States through approximately 325 dealers (some of which have multiple outlets), that are typically audio or audio/video specialist retailers. The Company also sells its DB, and EX II Automotive Series products in the United States through approximately 300 dealers, including auto-sound specialist retailers and some of its regular home audio dealers.

         The Company's dealers usually stock and sell a broad variety of audio components including, in most cases, competing loudspeaker product lines. Often the Company's dealers also stock and sell automotive sound systems and video products. The Company seeks dealers who emphasize quality products and are knowledgeable about home entertainment products. The Company has written dealer agreements that, among other things, require the dealer to display the Company's products properly and to employ sales staff who is knowledgeable about audio products. Generally, the dealer agreements are nonexclusive and may be terminated by either party on 30 days' notice.

        During fiscal 1998, the Company entered into an agreement to sell to Circuit City Stores, Inc.(R) (Circuit City) a complete assortment of Polk Audio home and car loudspeaker systems with shipments commencing in February 1998. Circuit City currently maintains approximately 530 outlets located throughout the United States. Sales to Circuit City were approximately 22% of total Company sales during fiscal 1998. Additionally, sales to the Good Guys(R), Inc. were approximately 10% of total Company sales during fiscal 1998. The loss of either customer would have a material adverse effect on the Company's business.

        The Company's products are exported through approximately 50 distributors to certain foreign countries, including various European, South American and Asian markets. The Company also maintains a independent field sales force and distribution operation to service approximately 100 retailers in Germany. During fiscal 1998, the Company closed and replaced its locally managed field sales operation for the purpose of servicing retailers in the United Kingdom and the Netherlands with distributors in those markets. In addition, during fiscal 1995, the Company established a field sales operation in Canada to service its retailer base that was previously serviced through a distributor. Currently, the Company sells directly to approximately 50 retailers in Canada.

         The Company's sales to foreign customers were approximately $7,929,000, $9,538,000 and $8,847,000 for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996, respectively.

        Eosone

        Eosone Products are sold in the USA primarily through Best Buy Co., Inc.(R) (Best Buy), a large specialty retailer of consumer electronics with approximately 280 stores located throughout the United

States. These stores offer a wide range of consumer electronics, personal computers, appliances and entertainment software. The Company expects to also sell its Eosone Products to Crutchfield Corporation for offering in its catalogue commencing early in fiscal 1999.


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


        PRICING AND CREDIT TERMS

        The Company establishes its suggested retail prices after taking into account production and operating costs and the prices of competitive products. Pricing to Polk Audio dealers is based on discount schedules from the suggested retail prices. The Company will run temporary price promotions to dealers in order to stimulate demand on certain products or to liquidate slow-moving or obsolete products.

        The Company's normal terms of sale for Domestic customers require payment within 15 to 30 days from the invoice date, although the Company does provide extended terms for promotional purposes of 90 days or more from invoice date. A certain percentage of sales are financed by dealers through third party floor-planning. Export transactions outside North America may be on open account or on a secured basis, including, but not limited to, irrevocable letters of credit, or on an unsecured basis depending on the customer size, financial strength and market volatility. Payment terms for export transactions generally range from 60 to 90 days or more. The Company currently insures a portion of its account receivable against the insolvency of the creditor.

        From time to time, the Company has accepted returns of unsold products from its dealers although, historically, returns of unsold products are insignificant. The Company generally does not sell to its dealers on a consignment basis.


        COMPETITION

        The market for branded loudspeaker systems is served by many manufacturers, both foreign and domestic. Many products are available over a broad price range and the market is highly fragmented and competitive. The Company distributes its products primarily through large national consumer electronics retailers and specialty retailers, although loudspeaker systems can also be purchased by consumers through mass merchandisers, department stores, mail-order merchants and catalog showrooms.

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

        In addition to competition from other branded loudspeaker manufacturers, the Company's products must also compete with single-brand "rack", "mini" or "shelf" systems, which contain all the components needed to form an audio/video system, such as a receiver, cassette and/or compact disc player and loudspeakers, which may also include a furniture "rack" to house the components. Principal suppliers of rack and mini systems include Fisher (an affiliate of Sanyo), Pioneer, Technics (a brand of Matsushita Electric), Denon, Yamaha Corporation and many other, principally Asian, suppliers. Rack and mini systems are generally sold through mass merchandisers and department stores, although many of the Company's dealers also sell rack and mini systems. The Company's products are sometimes included in dealer-assembled systems that compete directly with rack systems in the Company's dealer outlets. The Company believes that sales of rack and mini systems have been substantial in recent years and that some of this success has been at the expense of the lower-priced models offered by branded speaker manufacturers. However, rack and mini system loudspeakers are typically of a much lower sonic quality than those supplied by branded manufacturers such as the Company and are designed to appeal to less demanding consumers. Since the Company is not heavily dependent on a large portion of its sales and profits on inexpensive products that would compete most directly with rack and mini systems the Company believes that its competitive position relative to rack systems continues to be good.

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


        SEASONALITY

                  The home audio market is somewhat seasonal, with the majority of the Company's sales and earnings occurring historically in the quarters ending September, December and March. More information with respect to the seasonality of the Company's business is contained in the Company's 1998 Annual Report to Stockholders, "Interim Financial Information."


        INVENTORY AND BACKLOG

        The Company's current policy is to attempt to maintain sufficient inventories of finished goods to fill all orders within two business days of their receipt. However, the Company's backlog of unfilled orders may at times rise significantly, either as a result of dealer orders following new product introductions which exceed initial production, dealer orders for products which are not yet in production, unforeseen fluctuations in demand, supply problems or production problems. The Company's backlog was approximately $756,000 and $1,022,000 at March 29, 1998 and March 30, 1997, respectively. The Company anticipates the entire backlog as of March 29, 1998 to be filled during fiscal 1999.


        ROYALTY AGREEMENTS

        During fiscal 1998 the Company entered into a licensing agreement between Polk Audio, Inc. and its subsidiary Britannia Investment Corporation and Hewlett Packard Company, Inc. ("HP") which covers a package of trademarks, patents and designs for loudspeakers speakers which will be sold as part of the HP Pavilion line of multimedia personal computer systems. Actual manufacture of the licensed products is currently being performed by third parties in Asia under the Company's and HP's joint discretion. The term of the agreement is for a period of five years but may be terminated by HP after two years or earlier by the Company if minimum royalty targets are not attained. Royalties earned by the Company under this arrangement were approximately $420,000 during fiscal 1998.

        Beginning in October, 1997 the Company entered into a licensing agreement with KEP, a Korean supplier of speakers to Samsung Corporation for certain designs and technologies developed by the Company, which will be incorporated into certain television set models manufactured by Samsung. The term of the agreement is for a period of two years and requires, among other things, for annual minimum royalty thresholds to be attained. Royalties earned under this arrangement were approximately $4,000 during fiscal 1998.


        MANUFACTURING PLANTS

        The Company's products are manufactured at facilities located in Tijuana, B.C., Mexico. Pursuant to a contractual arrangement with Cal Pacifico, Inc. of San Diego, California ("CPI"), and CPI's Subsidiary, Central de Ensambles, S.A. de C.V.("CESA"), the Company operates an assembly, woodworking and warehousing operation located in four separate facilities, totaling approximately 125,000 square feet, within the same industrial park in Tijuana, B.C., Mexico. All of the Company's manufacturing operations is housed in these Tijuana facilities. The Company's contract with CPI requires the Company to compensate Cal on a cost-plus-fee basis for substantially all of the direct costs of operating the Tijuana facility. The Company has the right at any time to purchase all the capital stock of CESA, or the assets of CESA, for nominal consideration. CESA is qualified as a shelter operator under the Mexican Maquiladora (Border Industries) Program for export industries.


        SUPPLIERS

        The Company purchases parts used in the manufacture and assembly of its products from approximately 180 suppliers, many of whom are located in the United States. The other suppliers of parts are located in Europe, South America, Central America and the Far East. Although Polk has in the past relied, in some cases, on single suppliers for certain parts, the Company could, if necessary or desirable, develop multiple sources of supply for its parts. The Company does not have long-term or exclusive purchase commitments with its suppliers and no one supplier accounted for more than 14% of the total purchases made by the Company in fiscal 1998.

        With some exceptions, the Company currently manufactures all the component subassemblies required for its various home loudspeaker system models, however, it may elect in the future to purchase part or all of its requirements in subassemblies from outside sources. The R Series and certain CS and PSW products are purchased as fully assembled products. The Company has imported some fully assembled DB and EX Series products. Such purchases increased from 16% of total purchases in fiscal 1997 to 18% in fiscal 1998. The Company also purchases certain subassemblies from suppliers in Japan and Taiwan. These subassembly units are incorporated into select finished products with final testing done by the Company.


        FOREIGN OPERATIONS

        Additional information pertaining to the Company's foreign sales and operations is incorporated by reference to the 1998 Annual Report to Stockholders, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the 1998 Annual Report to Stockholders, "Notes to Consolidated Financial Statements."


        ENVIRONMENTAL MATTERS

        With operations in different jurisdictions, the Company is subject to the environmental laws and regulations of general business applicability of various national, state and local governments. Under such laws and regulations, an operator (including a lessee) of real estate may become liable for the cost of removal or remediation of hazardous substances on such property. Such legal requirements may impose liability without regard to fault. Although the Company has not been notified of, and is not aware of, any environmental liability in connection with its leased facilities, there can be no assurance that the Company will not be required to bear any such costs in the future.


        WORKING CAPITAL

        Information pertaining to the Company's working capital, liquidity and capital resources is incorporated by reference to the 1998 Annual Report to Stockholders, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the 1998 Annual Report to Stockholders, "Market and Dividend Information."


        WARRANTIES

        The Company warrants its Polk Audio and Eosone products (excepting car stereo products and active subwoofers) to the original retail purchaser to be free from defects in materials and workmanship for a period of up to five years from date of purchase by such original purchaser. The warranty period for DB, EX automotive products is one year, while the warranty period for active subwoofer products ranges from one to five years. The warranty is a "limited warranty" insofar as it (1) imposes certain shipping costs on the consumer, (2) excludes cosmetic deficiencies, except for those evident when the product is delivered, and (3) is not transferable. The Company's normal practice is to have its dealers perform warranty service in the field, using parts supplied on an exchange basis by the Company. Also, the Company may sometimes reimburse dealers for their labor in performing warranty service on its products. If a consumer requiring warranty service does not have ready access to a dealer, he may ship the product to the Company for warranty service.


        EMPLOYEES

        As of June 1, 1998 the Company had 124 full-time employees who were engaged as follows:

                  Activity                                      Number
         Production, warehousing and factory service              35
         Engineering                                              22
         Sales and marketing                                      44
         Administrative                                           23

        None of the Company's employees are represented by a collective bargaining unit and the Company believes its relations with its employees are satisfactory. In addition to their base pay, Company employees receive a variety of fringe benefits, including health, life and disability insurance, pension or profit-sharing plan participation, paid vacation, holidays and leave time.

        Except for the Company's one resident operations manager and five managers representing engineering, quality assurance, manufacturing and general plant services at the Tijuana facilities, all other employees at the Tijuana facilities, including assemblers, supervisory and clerical personnel, who numbered 376 persons in all on May 11, 1998, are CESA employees.


        INVESTMENT IN GENESIS TECHNOLOGIES, INC.

        In December 1997, the Company, through Britannia Investment
Corporation, invested $500,000 in convertible preferred securities of Genesis Technologies(TM), Inc. (Genesis) of Eagle, Colorado, and obtained a three-year option to purchase the business of Genesis. The Company had also invested $100,000 in common stock of Genesis representing 6.75% of the outstanding common stock of Genesis. Genesis is a manufacturer of high-end audiophile oriented loudspeaker systems and digital electronics.




ITEM 2. PROPERTIES

In August 1986, the Company moved its operations to a new 100,000 square foot leased facility located at 5601 Metro Drive, Baltimore, Maryland 21215. Since June 1, 1997, the Company has been leasing 76,000 square feet of this facility where it houses the Company's engineering, sales and administrative offices. More details pertaining to this lease is contained in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders.

        In August 1988, the Company and IMEC Corporation, which was the predecessor of CPI, set up certain subassembly operations in a 23,000 sq. ft. leased facility located in Parque Industrial La Mesa, Tijuana, B.C. Mexico. In December 1993, the Company and CPI expanded its operations into an additional 42,000 sq. ft. leased facility located in the same industrial park as the original Tijuana facility. In November, 1994, the Company expanded its operations further to include an additional 40,000 sq. ft. leased facility in the same industrial park as both facilities noted above. In January 1996, the Company further expanded its operations to include an additional 20,000 sq. ft. leased facility in the same industrial park as the three facilities noted above. Also, the Company is currently committed to a month to month lease for 30,000 sq. ft. for temporary warehouse space in the same industrial park. These facilities house the woodworking, cabinet assembly, transducer and system assembly and certain warehousing functions of the Company.

In September 1994, the Company entered into a lease for approximately 33,000 square feet located in San Diego, California. Located in this facility are the Company's west-coast distribution operations and certain quality assurance and warehouse operations. Effective April 1, 1996, the Company expanded its operations in this building to a total of approximately 49,500 square feet. In May 1997, the Company expanded its operations further in this building to a total of approximately 65,000 square feet for the purpose of housing the Company's warranty and certain customer/factory service operations. More details pertaining to this lease is contained in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders. Also, the Company is currently committed to a month to month lease for 25,000 sq. ft. for temporary warehouse space in the same industrial park.

ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

Incorporated by reference to the 1998 Annual Report to Stockholders.



ITEM 6. SELECTED FINANCIAL DATA.

Incorporated by reference to the 1998 Annual Report to Stockholders.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Incorporated by reference to the 1998 Annual Report to Stockholders.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Incorporated by reference to the 1998 Annual Report to Stockholders; see also
PART IV, Item 14 for a list of the Financial Statements and Schedules filed as a part of this report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company's fiscal year.



ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company's fiscal year.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Incorporated by reference to the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company's fiscal year.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company's fiscal year.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

         1. FINANCIAL STATEMENTS (INCORPORATED BY REFERENCE TO THE 1998 ANNUAL REPORT TO STOCKHOLDERS, PAGES 5 - 13):

                  -     Independent Auditors' Report.

                  - Consolidated Balance Sheets as of March 29, 1998 and March 30, 1997.

                  - Consolidated Statements of Earnings for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996.

                  - Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996.

                  - Consolidated Statements of Cash Flows for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996.

                  -     Notes to Consolidated Financial Statements.

         2.       FINANCIAL STATEMENT SCHEDULES (INCLUDED IN THIS REPORT):

                  -     Independent Auditors' Report.

                  - Schedule II - Valuation and Qualifying Accounts for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996.

         All other schedules have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.


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

         10.25    (*6)     Assignment of Lease by and among UETA, the Company,
                           and Klopfer Associates LLC dated March 21, 1997.

         10.26    (*6)     Lease Amendment by and between Klopfer Associates
                           Limited Partnership and the Company dated March 27,
                           1997.

         10.27    (*6)     Third Amendment to Financing Agreement dated October
                           23, 1996 by and between NationsBank, N.A. and the Company.

         10.28     *       Fourth Amendment to Financing Agreement dated
                           December 23, 1997 by and between NationsBank, N.A.
                           and the Company.

         10.29     *       $8,500,000 Revolving Credit Note dated December 23,
                           1997 by and between NationsBank, N.A. and the Company.

         10.30     *       Preferred Stock Purchase Agreement dated December 29,
                           1997 by and between Genesis Technologies, Inc. and Britannia Investment Corporation.

         10.31     *       Stockholder's Agreement dated December 29, 1997 by
                           and between Genesis Technologies, Inc. and Britannia
                           Investment Corporation.

         13.1      *       Annual Report to Stockholders for the fiscal year
                           ended March 29, 1998.

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

         (*6) Incorporated by reference to the Company's Form 10-K for the fiscal year ended March 30, 1997 filed with the Securities and Exchange Commission on June 24, 1997.

         (*) Filed herewith.



(b) REPORTS ON FORM 8-K

         A Form 8-K was filed during the last quarter of the period covered by this Report, on December 31, 1997, in connection with the Company's investment of $500,000 in convertible preferred securities of Genesis Technologies, Inc. of Eagle, Colorado. Also on that date the Company announced the appointment of Dennis J. Shaughnessy to its Board of Directors. No financial statements were filed therewith.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of June, 1998.

                                POLK AUDIO, INC.


                             By /s/ George M. Klopfer
                                George M. Klopfer
                                Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                    Title                              Date

/s/ George M. Klopfer       Chief Executive Officer               June 24, 1998
George M. Klopfer           and Director


/s/ Matthew S. Polk, Jr.    Chairman of the Board,                June 24, 1998
Matthew S. Polk, Jr.        Vice President and
                            Secretary and Director


/s/ James M. Herd           President                             June 24, 1998
James M. Herd


/s/ Craig C. Georgi         Vice President and                    June 24, 1998
Craig C. Georgi             Director


/s/ Gary B. Davis           Treasurer, Chief Financial Officer    June 24, 1998
Gary B. Davis               and Chief Accounting Officer


/s/ Wilbert H. Sirota       Director                              June 24, 1998
Wilbert H. Sirota

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Polk Audio, Inc.:


Under date of May 5, 1998, we reported on the consolidated balance sheets of Polk Audio, Inc. and subsidiaries as of March 29, 1998 and March 30, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 29, 1998. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule II - Valuation and Qualifying Accounts for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP


Baltimore, Maryland
May 5, 1998

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       POLK AUDIO, INC. AND SUBSIDIARIES

                                                         Additions
                                                  ------------------------
                                       Balance at    Charged to    Charged to                     Balance
                                       Beginning      Costs and       Other                        at End
Description                            of Period       Expenses     Accounts(1)    Deductions(2)   of Period
-----------                            -----------    -----------   -----------    -------------   ----------
FISCAL YEAR ENDED MARCH 29, 1998:
Allowance for doubtful accounts
receivable........................     $   385,107         42,471        30,807          269,617      188,768
                                      ------------     -----------  ------------    -------------   ----------

FISCAL YEAR ENDED MARCH 30, 1997:
Allowance for doubtful accounts
receivable........................     $   170,396        377,424        35,087          197,800      385,107
                                      ------------     -----------  ------------    -------------   ----------

FISCAL YEAR ENDED MARCH 31, 1996:
Allowance for doubtful accounts
receivable........................     $   160,287         79,600        66,557          136,048      170,396
                                      ============     ===========  ============    =============   ==========



(1) Recovery of amounts previously charged off.
(2) Amounts charged off.

                                 EXHIBITS INDEX





10.28    Fourth Amendment to Financing Agreement dated December
         23, 1997 by and between NationsBank, N.A. and the Company.

10.29 $8,500,000 Revolving Credit Note dated December 23, 1997 by and between NationsBank, N.A. and the Company.

10.30    Preferred Stock Purchase Agreement dated December 29,
         1997 by and between Genesis Technologies, Inc. and Britannia Investment Corporation.

10.31 Stockholder's Agreement dated December 29, 1997 by and between Genesis Technologies, Inc. and Britannia
         Investment Corporation.

13.1     Annual Report to Stockholders for the fiscal year ended
         March 29, 1998.

21.1     Subsidiaries of the Registrant

23.1     Consent of KPMG Peat Marwick LLP, Independent Auditors

27.1     Financial Data Schedule