Form 10-Q
period 1998-06-28
POLK AUDIO INC
filed 1998-08-10
CIK 793982

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For the period ended JUNE 28, 1998
                                            -------------
                                       or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the transition period from              to
                                                ------------    ---------------

                        Commission File Number: 0-14729
                                                -------


                                POLK AUDIO, INC.
          -----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

                   MARYLAND                        52-0954180
          ------------------------------     -----------------------
        (State or other jurisdiction of          (I.R.S.Employer
            Incorporation or organization)      Identification No.)

               5601 METRO DRIVE, BALTIMORE, MARYLAND       21215
               -------------------------------------       -----
         (Address and principal executive offices)       (Zip code)

                              (410) 358-3600
                              --------------
           (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
                  1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
    (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes    [ ] No

      Number of shares of common stock of the registrant outstanding as of
                       August 10, 1998: 1,849,035 SHARES.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                       POLK AUDIO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      June 28,        March 29,
                                     Assets             1998            1998
                                     ------          (Unaudited)
                                                     -----------     -----------
Current assets:
  Cash and short-term investments                   $  2,215,852         363,948
  Trade accounts receivable, net of allowance
   for doubtful accounts of $225,349 at
   June 28 and $188,768 at March   29                  5,143,268      13,514,314
  Inventories:
    Finished goods                                     4,190,471       3,577,283
    Work-in-process                                    1,342,695         951,445
    Raw materials and supplies                         6,196,248       4,849,388
                                                     -----------     -----------
      Total inventories                               11,729,414       9,378,116
                                                     -----------     -----------
Deferred income taxes                                    825,000         825,000
Prepaid expenses and other current assets                709,724         515,204
                                                     -----------     -----------
      Total current assets                            20,623,258      24,596,582
Property and equipment, at cost less accumulated
  depreciation and amortization                        4,933,858       5,011,989
Other assets                                             853,609         856,797
Notes receivable-officers                                259,767         259,767
Deferred income taxes                                  1,050,000       1,050,000
                                                     -----------     -----------
      Total assets                                 $  27,720,492      31,775,135
                                                     ===========     ===========




                       Liabilities and Stockholders' Equity
                       ------------------------------------



Current liabilities:
  Accounts payable, trade                          $   4,745,293       5,178,899
  Bank overdraft                                             ---         496,240
  Income taxes payable                                   370,194         840,194
  Accrued expenses and other current liabilities       2,604,946       2,744,343
  Current portion of long-term debt                      400,000         400,000
  Current portion of accrued product warranty            489,068         404,556
                                                    ------------     -----------
                Total current liabilities              8,609,501      10,064,232


 Long-term debt, net of current portion                  200,000       3,615,045
 Accrued product warranty, less current portion          402,002         350,000
 Other                                                    16,805          18,423
                                                    ------------     -----------
      Total liabilities                                9,228,308      14,047,700
                                                    ------------     -----------

 Stockholders' equity:
  Common stock, par value $.01 per share.
   Authorized 20,000,000 shares; issued
   1,849,035 shares.                                      18,490          18,490
  Additional paid-in-capital                           1,751,218       1,751,218
  Accumulated other comprehensive income                   4,056           7,421
  Note receivable-stock                                 (942,250)       (942,250)
  Retained earnings                                   17,660,670      16,892,556
                                                     -----------     -----------
      Total stockholders' equity                      18,492,184      17,727,435
                                                     -----------     -----------
      Total liabilities and stockholders' equity    $ 27,720,492      31,775,135
                                                     ===========     ===========





    See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND RETAINED EARNINGS
                                  (Unaudited)




                                               Quarter ended
                                           ------------------------
                                            June 28,       June 29,
                                               1998         1997
                                               ----         ----


 Net sales                               $   18,224,683    9,752,202

 Cost of goods sold                          11,065,995    5,976,889
                                            -----------   ----------

   Gross profit                               7,158,688    3,775,313

 Selling, research, general and
   administrative expenses                    5,959,830    4,377,512
                                            -----------   ----------


   Operating income (loss)                    1,198,858     (602,199)
                                            -----------   ----------

 Other income (expense):
  Interest income                                19,776       14,456
  Interest expense                              (22,126)     (36,853)
  Royalty income                                112,000       35,000
  Other, net                                     (5,394)         ---
                                             ----------    ---------

  Total other income (expense)                  104,256       12,603
                                             ----------    ---------
     Earnings (loss) before income
       taxes (benefit)                        1,303,114     (589,596)


     Income taxes (benefit)                     535,000     (241,000)
                                             ----------    ---------


     Net earnings (loss)                        768,114     (348,596)



 Retained earnings at beginning
  of period                                  16,892,556   15,786,388
                                             ----------    ---------


 Retained earnings at end of
  period                                    $17,660,670   15,437,792
                                             ==========   ==========



     Earnings (loss) per share - basic          $ .42       (.19)
                                                ======      =====

     Earnings (loss) per share - diluted        $ .40       (.19)
                                                ======      =====





          See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                Three months ended
                                                        ----------------------------------
                                                          June 28,                June 29,
                                                           1998                    1997
                                                           ----                    ----
     Cash flows from operating activities:
      Net earnings (loss)                                $  768,114               (348,596)
      Adjustments to reconcile net earnings to net
      cash provided by operating activities:
       Depreciation and amortization                        592,481                462,156
       Gain on sale of fixed assets                             ---                 (1,500)
       Accrued product warranty                             136,514                 12,000
       Increase (decrease) from changes in working
        capital:
         Accounts receivable                              8,371,046              2,306,053
         Inventories                                     (2,351,298)              (996,901)
         Income taxes recoverable or payable               (470,000)              (283,112)
         Prepaid expenses and other current assets         (194,520)              (403,700)
         Accounts payable, trade                           (433,606)               696,595
         Accrued expenses and other current liabilities    (141,014)              (738,874)
                                                        -----------             ----------

Net cash provided by operating activities                 6,277,717                704,121
                                                        -----------             ----------
     Cash flows from investing activities:
      Purchases of property and equipment                  (514,350)            (1,009,281)
      Decrease in deposits and other assets                   3,188                  1,946
      Proceeds from sale of property and equipment              ---                  1,500
                                                        -----------             ----------
     Net cash used in investing activities                 (511,162)            (1,005,835)
                                                        -----------             ----------

     Cash flows from financing activities:
      Decrease in bank overdraft                           (496,240)               (44,126)
      Net proceeds from (payments on) revolving
       line of credit                                    (3,315,045)               118,269
      Payments on term note payable                        (100,000)              (100,000)
                                                        -----------             ----------
     Net cash used in financing activities               (3,911,285)               (25,857)
                                                        -----------             ----------


     Effect of exchange rate changes on cash                 (3,365)                 2,287

     Net increase (decrease) in cash and cash
      Equivalents                                         1,851,905               (327,571)




      Cash and cash equivalents, beginning of period        363,948                422,043
                                                        -----------             ----------
      Cash and cash equivalents, end of period           $2,215,852                 96,759
                                                        ===========             ==========


      See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1) Consolidated financial statements

     The consolidated financial statements included herein do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the Notes to Financial Statements set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

     In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

     The results of operations and cash flows for the periods ended June 28, 1998 and June 29, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.


(2) New accounting pronouncements

     Effective March 30, 1998 the Company adopted statement of Financial Accounting standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose
financial statements.   All items that are required to be recognized under
accounting standards as components of comprehensive income are to be reported in an annual financial statement that is displayed with the same prominence as
other financial statements.    This statement stipulates that comprehensive
income reflect the change in equity of an enterprise during a period of transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum on net income and other comprehensive income. The accumulated balance of other comprehensive income is required to be displayed separately from retained earnings and additional paid-in-capital in the statement of financial position. The adoption of SFAS No. 130 resulted in the Company reporting unrealized gains and losses of foreign exchange rate transactions in other comprehensive income.

     The Company's items of other comprehensive income are comprised of foreign
currency translation adjustments.   A reconciliation of comprehensive income is
as follows:

                                                                      Quarter ended
                                                          -------------------------------------
                                                          June 28, 1998           June 29, 1997
                                                          -------------           -------------
Net earnings (loss)                                       $   768,114                (348,596)

Changes in accumulated and other
 Comprehensive income                                          (3,366)                  2,288
                                                          -----------             -----------
Total comprehensive income                                    764,748                (346,308)
                                                          ===========             ===========



(3) Earnings per share

     Effective December 28, 1997, the Company adopted the Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This standard replaces the presentation of earnings per share (EPS) with a
presentation of basic EPS.   It also requires dual presentation of basic and
diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The table below illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                                      Quarter ended
                                                          -------------------------------------
                                                          June 28, 1998           June 29, 1997
                                                          -------------           -------------
Net earnings (loss)                                       $   768,114                 (348,596)
                                                          ===========              ===========

Weighted average number of shares-basic                     1,849,035                1,823,035

Effect of dilutive stock options                               57,158                      ---
                                                          -----------              -----------
Weighted average number of shares-diluted                   1,906,193                1,823,035
                                                          ===========              ===========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

     For the first quarter of fiscal 1999, net earnings were $768,114 or $0.40 per share, compared with a net loss of $(348,596) or $(0.19) per share, for the first quarter of fiscal 1998. The following table presents the components of net earnings (losses) as a percentage of net sales for the periods indicated.

                                                                     Quarter ended
                                                          -----------------------------------
                                                           June 28,                June 29,
                                                             1998                   1997
                                                                      (Unaudited)
                                                          -----------------------------------
  Net sales                                                100.0%                      100.0%
  Cost of goods sold                                       (60.7)                      (61.3)
                                                          -------                     -------
     Gross profit                                           39.3                        38.7
  Selling, research, general
   & administrative expenses                               (32.7)                      (44.9)
                                                          -------                     -------
    Operating income (loss)                                  6.6                        (6.2)
  Other income (expense), net                                0.6                         0.2
                                                          -------                     -------
    Earnings (loss) before
     income taxes (benefit)                                  7.2                        (6.0)
  Income taxes (benefit)                                    (2.9)                        2.4
                                                          -------                     -------

    Net earnings (loss)                                      4.3%                      (3.6)%
                                                          =======                     =======



NET SALES AND GROSS PROFIT MARGIN

     Net sales increased 86.9% to $18,224,683 for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. The increase in net sales resulted from higher domestic sales resulting from shipments to Circuit City Stores(R) Inc. which commenced in February, 1998, partially offset by lower export sales as compared with the prior year.


     Gross profit increased to 39.3% for the first quarter of fiscal 1999 from 38.7% for the first quarter of fiscal 1997. The increase in gross profit, as a percentage of net sales, resulted from the increased absorption of manufacturing fixed overheads offset by higher direct material costs, as a percentage of net sales, as compared with the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


SELLING, RESEARCH, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, research, general and administrative (SRG&A) expenses increased 36.1% to $5,959,830 for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. As a percentage of net sales, SRG&A expenses decreased to 32.7% for the first quarter of fiscal 1999 from 44.9% for the first quarter of fiscal 1998. The dollar increase in SRG&A expenses primarily resulted from increased variable selling and shipping costs related to higher sales volume coupled with increases in fixed selling and marketing roll out costs needed to support the larger sales distribution.


OTHER INCOME (EXPENSE) AND INCOME TAXES

     Other income was $104,256 for the first quarter of fiscal 1999 as compared to other expense of $(12,603) for the first quarter of fiscal 1998. The change in other income (expense) was a result of royalty income earned under certain licensing agreements coupled with reduced interest expense incurred on lower bank loan borrowings as compared with the prior year. Income taxes, as a percentage of earnings before income taxes, were 41.0% for the first quarter of fiscal 1999 compared to 40.9% for the first quarter of fiscal 1998.


SEASONALITY

     The home audio market is somewhat seasonal, with the majority of the Company's sales and earnings occurring historically in the quarters ending December and March.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through cash generated by operations, term loan borrowings, revolving credit line borrowings
and normal trade credit extended by its suppliers.    Net cash provided by
operating activities during the first quarter of fiscal 1998 was $6,277,717.
As of June 28, 1998, the Company's working capital was $12,013,757 and its
current ratio was 2.4 to 1.   In addition, the Company presently has an
unsecured revolving credit agreement with a commercial bank providing for maximum borrowings of $8,500,000, all of which was available at June 28,1998. The Company also has an unsecured five-year term loan agreement with the same
bank for $2,000,000, of which $600,000 was outstanding at June 28, 1998.    The
Company believes working capital and temporary borrowings from its credit agreements will be sufficient to meet its current operating needs and anticipated capital expenditures for the remainder of fiscal 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, CONTINUED


YEAR 2000 ACTION PLAN

    The Company has adopted a Year 2000 Action Plan (the "Plan") which identifies the process by which the Company will address Year 2000 related
issues.      It also establishes a committee represented by all departments of the Company assigned the responsibility to complete Year 2000 preparations with
a targeted date of no later than December 31, 1999.   The Plan strives to
identify Year 2000 issues, accesses its impact on Company operations, identifies the cost, and outlines the implementation plan to have critical software and hardware platforms Year 2000 compliant.

   Costs associated with the Year 2000 project will primarily include costs incurred to upgrade existing software and hardware platforms not currently Year
2000 compliant.   The Company estimates that these costs will be incurred in the normal course of business as software and hardware is ordinarily upgraded
to keep pace with technological advances.   Actual costs could range to
$200,000 over a period of eighteen months, most of which will be capitalized.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
          None.


Item 2.  Changes in Securities
          None.


Item 3.  Defaults Upon Senior Securities
          None.


Item 4.  Submission of Matters to a Vote of Security Holders

   At the Company's Annual Stockholders' Meeting held on August 3, 1998 the stockholders elected directors to a one-year term as follows: George M. Klopfer (1,737,468 shares voted for, 100 shares voted against), Matthew S. Polk, Jr. (1,737,468 shares voted for, 100 shares voted against), Craig C. Georgi (1,737,468 shares voted for, 100 shares voted against), Wilbert H. Sirota (1,737,468 shares voted for, 100 shares voted against) Robert B. Barnhill, Jr. (1,737,335 shares voted for, 233 shares voted against) and Dennis J. Shaughnessy (1,737,468 shares voted for, 100 shares voted against).


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


                                      POLK AUDIO, INC.
                                      ----------------
                                      (Registrant)



August 10, 1998                 /s/ George M. Klopfer
                                --------------------------
                                George M. Klopfer
                                Chief Executive Officer


                                /s/ Gary B. Davis
                                --------------------------
                                Gary B. Davis
                                Treasurer, Chief Financial
                                Officer and Chief Accounting Officer