Form 10-Q
period 1998-09-27
POLK AUDIO INC
filed 1998-11-10
CIK 793982

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                    For the period ended SEPTEMBER 27, 1998
                                         ------------------

                                       or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

          For the transition period from ____________ to _____________

                        Commission File Number: 0-14729
                                                -------

                                POLK AUDIO, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

                     MARYLAND                                 52-095418
           --------------------------------          ------------------------
          (State or other jurisdiction of                (I.R.S.Employer
         Incorporation or organization)                 Identification No.)

        5601 METRO DRIVE, BALTIMORE, MARYLAND                   21215
        -------------------------------------                   -----
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

                               [X] Yes    [ ] No

 Number of shares of common stock of the registrant outstanding as of November
                          10, 1998: 1,849,035 SHARES.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                       POLK AUDIO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            Sept. 27,    March 29,
                                    Assets                    1998         1998
                                    ------                 (Unaudited)
                                                           -----------  ------------
Current assets:
 Cash and short-term investments                          $    433,797      363,948
 Trade accounts receivable, net of allowance
  for doubtful accounts of $229,315 at
  September 27 and $188,768 at March 29                      8,615,324   13,514,314
 Inventories:
   Finished goods                                            4,498,876    3,577,283
   Work-in-process                                           1,339,212      951,445
   Raw materials and supplies                                5,248,706    4,849,388
                                                           -----------  -----------
       Total inventories                                    11,086,794    9,378,116
                                                           -----------  -----------

 Income taxes recoverable                                      138,798          ---
 Deferred income taxes                                         925,000      825,000
 Prepaid expenses and other current assets                     565,749      515,204
                                                           -----------  -----------
       Total current assets                                 21,765,462   24,596,582
Property and equipment, at cost less accumulated
 depreciation and amortization                               4,727,040    5,011,989
 Other assets                                                  647,831      856,797
 Notes receivable-officers                                     259,767      259,767
 Deferred income taxes                                       1,170,000    1,050,000
                                                           -----------  -----------
       Total assets                                       $ 28,570,100   31,775,135
                                                           ===========  ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
 Accounts payable, trade                                  $  5,134,744    5,178,899
 Bank overdraft                                                    ---      496,240
 Income taxes payable                                              ---      840,194
 Accrued expenses and other current liabilities              2,529,752    2,744,343
 Current portion of long-term debt                             400,000      400,000
 Current portion of accrued product warranty                   512,031      404,556
                                                          ------------  -----------
      Total current liabilities                              8,576,527   10,064,232

Long-term debt, net of current portion                         200,000    3,615,045
Accrued product warranty, less current portion                 424,004      350,000
Other                                                           15,008       18,423
                                                          ------------  -----------
     Total liabilities                                       9,215,539   14,047,700
                                                          ------------  -----------

Stockholders' equity:
 Common stock, par value $.01 per share. Authorized
  20,000,000 shares; issued 1,849,035 shares.                   18,490       18,490
 Additional paid-in-capital                                  1,751,218    1,751,218
 Accumulated other comprehensive income                         (2,095)       7,421
 Note receivable-stock                                        (942,250)    (942,250)
 Retained earnings                                          18,529,198   16,892,556
                                                           -----------  -----------
      Total stockholders' equity                            19,354,561   17,727,435
                                                           -----------  -----------
      Total liabilities and stockholders' equity          $ 28,570,100   31,775,135
                                                           ===========  ===========




   See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND RETAINED EARNINGS
                                  (Unaudited)




                                  Quarter ended         Six months ended
                           ------------------------ -------------------------
                             Sept. 27,   Sept. 28,    Sept. 27,   Sept. 28,
                               1998         1997        1998        1997
                           ------------ ----------- ----------- -------------
    Sales                  $18,296,411  10,275,151   36,521,094  20,027,353
    Cost of goods sold      11,072,430   6,480,075   22,138,425  12,456,964
                           ------------ ----------- ----------- -------------

      Gross profit           7,223,981   3,795,076   14,382,669   7,570,389


    Selling, research, general
    and administrative
    expenses                 5,602,926   4,271,091   11,562,756   8,648,603
                           ------------ -----------  ----------- ------------

    Operating income (loss)  1,621,055    (476,015)   2,819,913  (1,078,214)
                           ------------ -----------  ----------- ------------

    Other income(expense):
    Interest income             10,437       1,867       30,213      16,323
    Interest expense           (41,916)    (64,668)     (64,042)   (101,521)
    Royalty income             101,684     135,903      213,684     170,903
    Provision for loss on
     Investment               (200,000)        ---     (200,000)        ---
    Other, net                 (20,732)        ---      (26,126)        ---
                           ------------ -----------  ----------- ------------

    Other income (expense)    (150,527)     73,102      (46,271)     85,705
                           ------------ -----------  ----------- ------------

    Earnings (loss) before
     income taxes            1,470,528    (402,913)   2,773,642    (992,509)

    Income taxes               602,000    (165,000)   1,137,000    (406,000)
                           ------------ -----------  ----------- ------------
    Net earnings(loss)         868,528    (237,913)   1,636,642    (586,509)

    Retained earnings at
     Beginning of period    17,660,670  15,437,792   16,892,556  15,786,388
                           ------------ -----------  ----------- ------------
    Retained earnings at
     End of period         $18,529,198  15,199,879   18,529,198  15,199,879
                           ============ ===========  =========== ============


    Earnings(loss) per
     Share - basic            $0.47        (0.13)        0.89       (0.32)
                              ======      =======      =======     =======

    Earnings (loss) per
     Share - diluted          $0.46        (0.13)        0.87       (0.32)
                              ======      =======      =======     ========





See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                         Six months ended
                                                  ------------------------------
                                                     Sept. 27,         Sept. 28,
                                                      1998                1997
                                                      ----                ----
Cash flows from operating activities:
 Net earnings (loss)                                 $1,636,642       (586,508)
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation and amortization                       1,222,349        944,868
    Gain on sale of fixed assets                         (6,225)        (1,500)
    Deferred income taxes                              (220,000)           ---
    Provision for loss on investment                    200,000            ---
    Accrued product warranty                            181,479         24,000
    Decrease in other liabilities                        (3,415)           ---
  Increase (decrease) from changes in working
   capital:
    Accounts receivable                               4,898,990      1,256,968
    Inventories                                      (1,708,678)    (1,182,962)
    Income taxes recoverable or payable                (978,993)      (356,954)
    Prepaid expenses and other current assets           (50,545)      (176,880)
    Accounts payable, trade                             (44,155)       901,585
    Accrued expenses and other current
     liabilities                                       (214,591)      (600,958)
                                                     ----------     ----------

Net cash provided by operating activities             4,912,858         21,659
                                                     ----------     ----------

 Cash flows from investing activities:
 Purchases of property and equipment                   (937,400)    (1,643,270)
 Decrease in deposits and other assets                    8,967         23,718
 Proceeds from sale of property and equipment             6,225          1,500
                                                     ----------     ----------
Net cash used in investing activities                  (922,208)    (1,618,051)
                                                     ----------     ----------

Cash flows from financing activities:
 Decrease in bank overdraft                            (496,240)       (44,126)
 Net proceeds from (payments on) revolving
  line of credit                                     (3,315,045)     1,615,251
 Payments on term note payable                         (100,000)      (200,000)
                                                     ----------     ----------
Net cash used in financing activities                (3,911,285)     1,371,125
                                                     ----------     ----------

Effect of exchange rate changes on cash                  (9,516)        50,011

Net increase (decrease) in cash and cash
 Equivalents                                             69,849       (175,256)

Cash and cash equivalents, beginning of period          363,948        422,043
                                                     ----------     ----------
Cash and cash equivalents, end of period             $  433,797        246,786
                                                     ==========    ===========





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

         The results of operations and cash flows for the periods ended September 27, 1998 and September 28, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.


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

  Comprehensive income will thus represent the sum of net income and other
comprehensive income.   The accumulated balance of other comprehensive income
is required to be displayed separately from retained earnings and additional paid-in-capital in the statement of financial position. The adoption of SFAS No. 130 resulted in the Company reporting unrealized gains and losses of foreign exchange rate transactions in other comprehensive income.

         A reconciliation of comprehensive income is as follows:

                                         Quarter ended                  Six months ended
                                  --------------------------        ---------------------------
                                   Sept 27,         Sept 28,         Sept 27,         Sept 28,
                                     1998             1997             1998             1997
                                  ---------        ---------        ---------        ----------
Net earnings (loss)               $ 868,528         (237,913)       1,636,642         (586,509)

Changes in accumulated
 other comprehensive income          (6,150)          47,723           (9,516)          50,011
                                  ---------        ---------        ---------        ---------
Total comprehensive income        $ 862,378         (190,190)       1,627,126         (536,498)
                                  =========        =========        =========        =========



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


                                  Quarter ended                   Six months ended
                          --------------------------        ---------------------------
                           Sept 27,         Sept 28,         Sept 27,         Sept 28,
                             1998              1997             1998             1997
                          ---------         ---------        --------         ----------
Net earnings (loss)       $ 868,528         (237,913)       1,636,642         (586,509)
                          =========        =========        =========        =========

Weighted average number
 of shares - basic        1,849,035        1,836,002        1,849,035        1,823,035

Effect of dilutive stock
 options                     31,769              ---           42,388              ---
                          ---------        ---------        ---------        ---------
Weighted average number
of Shares - diluted       1,880,804        1,836,002        1,891,423        1,823,035
                          =========        =========        =========        =========

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the Act). Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income, or loss and capital expenditures, statements regarding future operations, financing needs, and plans relating to products of the Company, assessments of materiality, and predictions of future events, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, and the Company's actual results could differ materially from those set forth in or underlying the forward-looking statements contained in this Report as a result of various factors including, without limitation, consumer acceptance of new technology and new products, competition, pricing, borrowing costs, foreign manufacturing, sourcing, and sales, and other risk factors.


RESULTS OF OPERATIONS

         For the second quarter of fiscal 1999, net earnings were $868,528 or $0.46 per share, compared with a net loss of $(237,913) or $(0.13) per share, for the second quarter of fiscal 1998. For the six months, net earnings were $1,636,642 or $0.87 per share in fiscal 1999, compared with a net loss of
$(586,509) or $(0.32) per share in fiscal 1998.   The following table presents
the components of net earnings (loss) as a percentage of net sales for the periods indicated.

                                    Quarter ended    Six months ended
                                  ----------------- ------------------
                                  Sept 27, Sept 28, Sept 27, Sept 28,
                                   1998     1997     1998     1997
                                     (Unaudited)        (Unaudited)
                                  ----------------  ------------------
Net sales                          100.0%   100.0%  100.0%   100.0%
Cost of goods sold                 (60.5)   (63.1)  (60.6)   (62.2)
                                  ------   ------  ------   ------
  Gross profit                      39.5     36.9    39.4     37.8
Selling, research, general
 & administrative expenses         (30.6)   (41.6)  (31.7)   (43.2)
                                  ------   ------  ------   ------
  Operating income (loss)            8.9     (4.6)    7.7     (5.4)

Other income (expense), net         (0.8)    0.7     (0.1)     0.4
                                  ------  ------   ------   ------
  Earnings (loss) before             8.1     (3.9)    7.6     (5.0)
   income taxes (benefit)
Income taxes(expense) benefit       (3.3)     1.6    (3.1)     2.1
                                  ------   ------  ------   ------
  Net earnings (loss)                4.8%    (2.3)    4.5     (2.9)
                                  ======   ======  ======   ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, CONTINUED


NET SALES AND GROSS PROFIT MARGIN

         Net sales increased 78.1% to $18,296,411 for the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998, and increased 82.4% to $36,521,094 for the first six months of fiscal 1999 as compared with
the first six months of fiscal 1998.    The increase in net sales resulted from
higher domestic sales resulting from shipments to Circuit City Stores(R) Inc. which commenced in February, 1998, coupled with higher sales resulting from new RT Bookshelf and CS Center-channel products introduced during the September 1998 quarter, partially offset by lower export sales as compared with the prior year.


         Cost of goods sold decreased to 60.5% for the second quarter of fiscal 1999 from 63.1% for the second quarter of fiscal 1998 and decreased to 60.6% for the first six months of fiscal 1999 from 62.2% for the first six months of
fiscal 1998.    The decrease in cost of goods sold, as a percentage of net sales, resulted from the affect of increased production volumes and the beneficial affect of increased absorption of manufacturing fixed overhead, offset by higher direct material costs as compared with the prior year.



SELLING, RESEARCH, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, research, general and administrative (SRG&A) expenses increased 31.2% to $5,602,926 for the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998 and increased 33.7% to $11,562,756 for the first six months of fiscal 1999 as compared with the first six months of fiscal
1998.    As a percentage of net sales, SRG&A expenses decreased to 30.6% for the second quarter of fiscal 1999 from 41.6% for the second quarter of fiscal 1998 and decreased to 31.7% for the first six months of fiscal 1999 from 43.2%
for the first six months of fiscal 1998.   The dollar increase in SRG&A
expenses primarily resulted from increased variable selling and shipping costs related to higher sales volume coupled with increases in fixed selling and marketing cost and increased research and development expenditures as compared with the prior year.



OTHER INCOME (EXPENSE) AND INCOME TAXES

         Other income (expense) was $(150,527) for the second quarter of fiscal
1999 as compared with $73,102 for the second quarter of fiscal 1998.    Other
income (expense) was $(46,271) for the first six months of fiscal 1999 as
compared with $85,705 for the first six months of fiscal 1998.     During the
second quarter of fiscal 1999, the Company recorded a provision for loss on investment thereby establishing an allowance against the carrying value for

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, CONTINUED


financial statement purposes of its investments in common and preferred stock of Genesis Technologies, Inc.(TM) (the "Genesis Investments") in the amount of $200,000 or $0.06 per common share. Prior to this charge, the original acquisition cost basis of the Genesis Investments had been $600,000.
Management of the Company is evaluating the future prospects of Genesis, the recoverability of the Genesis Investments and the Company's alternative courses
of action.   Also, the Company is in negotiations with Genesis and others regarding disposition of the Genesis Investments.


         Management expects to conclude its evaluation during the third quarter of fiscal 1999, but the Company is unable to estimate the period of time for completion of the aforementioned negotiations or the probable results thereof. The Company's exposure to future loss is limited to $400,000 or $0.12 per common share, representing the net balance of the Genesis investments as September 27, 1998.


         Income taxes, as a percentage of earnings before income taxes, were 40.9% for the second quarter of fiscal 1999 compared to 40.9% for the second quarter of fiscal 1998, and were 41.0% for the first six months of fiscal 1999 compared to 40.9% for the first six months of fiscal 1998.



SEASONALITY

         The home audio market is somewhat seasonal, with the majority of the Company's sales and earnings occurring historically in the quarters ending December and March.



LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations through cash generated by operations, term loan borrowings, revolving credit line borrowings
and normal trade credit extended by its suppliers.    Net cash provided by
operating activities during the first six months of fiscal 1999 was $4,912,858. As of September 27, 1998, the Company's working capital was $13,188,935 and its
current ratio was 2.5 to 1.   In addition, the Company presently has an
unsecured revolving credit agreement with a commercial bank providing for maximum borrowings of $7,000,000, all of which was available at September 27,
1998.     The Company also has an unsecured five-year term loan agreement with the same bank for $2,000,000, of which $600,000 was outstanding at September 27, 1998. The Company believes working capital and temporary borrowings from its credit agreements will be sufficient to meet its current operating needs and anticipated capital expenditures for the remainder of fiscal 1999.

YEAR 2000 ACTION PLAN

   The Company has adopted a Year 2000 Action Plan (the "Plan") which identifies the process by which the Company will address Year 2000 related
issues.   It also establishes a committee represented by all departments of the
Company assigned the responsibility to complete Year 2000 preparations with a
targeted date of no later than September 30, 1999.    The Plan strives to
identify Year 2000 issues, assesses its impact on Company operations, identifies the cost, and outlines the implementation and testing plan to have
critical software and hardware platforms Year 2000 compliant.   As of the date
of this filing the Company believes it has identified all critical systems and
is continuing to assess their compliance.   The Company has also entered the
testing phase of the project for those systems believed to be Year 2000 compliant.

         Costs associated with the Year 2000 project primarily include costs incurred to upgrade internal software and hardware platforms not currently Year
2000 compliant.   The Company estimates that these costs will be incurred in the normal course of business as software and hardware is ordinarily upgraded
to keep pace with technological advances.   Actual costs could range to
$250,000 over a period of fifteen months, most of which will be capitalized.

   The Company's ability to operate its Mexico manufacturing facilities, its San Diego distribution facility and its Baltimore facility as well as electronically transmit and receive data between these facilities, subsequent to the turn of the century, is entirely dependent upon its local power companies and local and long distance phone companies, in part located in
international territories.    As of the date of this filing the Company has
received reasonable representations from the depended upon utility companies that they expect to provide uninterrupted service into the year 2000.

   The Company relies heavily on materials and components for incorporation in its products that are currently being provided by a number of suppliers, both
international and domestic.    An interruption in supply from one or a
combination of these suppliers could adversely affect the Company's ability to
supply product to its customers.    As of the date of this filing, the Company
has received reasonable representations from approximately 50% of these suppliers that they expect to provide uninterrupted service into the year 2000.

   The failure to correct a material Year 2000 problem could result in an interruption of normal business operations which could have a material and adverse affect of the Company's results of operations and financial condition, however, the Plan is expected to significantly reduce the Company's level of uncertainty regarding the Year 2000 problem.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
                 None.


Item 2.  Changes in Securities
                 None.


Item 3.  Defaults Upon Senior Securities
                 None.


Item 4.  Submission of Matters to a Vote of Security Holders
                 None.


Item 5.  Other Information
                 None.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-K are set forth below.

              Exhibit No.                          Reference
              -----------                          ---------
             27.0 Financial Data Schedule          Page 13


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


                                      POLK AUDIO, INC.
                                      ----------------
                                      (Registrant)



         November 10, 1998         /s/ George M. Klopfer
                                  ---------------------------
                                  George M. Klopfer
                                  Chief Executive Officer


                                  /s/ Gary B. Davis
                                  ---------------------------
                                  Gary B. Davis
                                  Treasurer, Chief Financial Officer
                                    and Chief Accounting Officer