Form 10-Q
period 1998-12-27
POLK AUDIO INC
filed 1999-02-09
CIK 793982

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the period ended DECEMBER 27, 1998
                                          -----------------

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission File Number: 0-14729
                                                 -------

                                POLK AUDIO, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

                     MARYLAND                         52-0954180
          -------------------------------         -------------------
          (State or other jurisdiction of           (I.R.S.Employer
          Incorporation or organization)          Identification No.)

            5601 METRO DRIVE, BALTIMORE, MARYLAND              21215
            -------------------------------------              -----
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

                               [X] Yes     [ ] No

      Number of shares of common stock of the registrant outstanding as of
                      February 9, 1999: 1,849,035 SHARES.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                        POLK AUDIO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    Dec. 27,            March 29,
                                    Assets                            1998                1998
                                    ------                        (Unaudited)
                                                                  -----------         -----------
Current assets:
 Cash and short-term investments                                 $  3,195,525             363,948
 Trade accounts receivable, net of allowance
  for doubtful accounts of $232,714 at
  December 27 and $188,768 at March 29                              6,150,375          13,514,314
 Inventories:
   Finished goods                                                   3,905,483           3,577,283
   Work-in-process                                                  1,080,606             951,445
   Raw materials and supplies                                       4,077,741           4,849,388
                                                                  -----------         -----------
      Total inventories                                             9,063,830           9,378,116
                                                                  -----------         -----------
 Income taxes recoverable                                             188,331                 ---
 Deferred income taxes                                                925,000             825,000
 Prepaid expenses and other current assets                            645,857             515,204
                                                                  -----------         -----------
      Total current assets                                         20,168,918          24,596,582
Property and equipment, at cost less accumulated
 depreciation and amortization                                      4,714,106           5,011,989
 Other assets                                                         191,456             856,797
 Notes receivable-officers                                            259,767             259,767
 Deferred income taxes                                              1,010,000           1,050,000
                                                                  -----------         -----------
      Total assets                                               $ 26,344,247          31,775,135
                                                                  ===========         ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
 Accounts payable, trade                                         $  2,840,358           5,178,899
 Bank overdraft                                                           ---             496,240
 Income taxes payable                                                     ---             840,194
 Accrued expenses and other current liabilities                     2,712,933           2,744,343
 Current portion of long-term debt                                        ---             400,000
 Current portion of accrued product warranty                          547,603             404,556
                                                                  -----------         -----------
      Total current liabilities                                     6,100,894          10,064,232

Long-term debt, net of current portion                                    ---           3,615,045
Accrued product warranty, less current portion                        446,007             350,000
Other                                                                  13,874              18,423
                                                                  -----------         -----------
     Total liabilities                                              6,560,775          14,047,700
                                                                  -----------         -----------

Stockholders' equity:
 Common stock, par value $.01 per share. Authorized
  20,000,000 shares; issued 1,849,035 shares                           18,490              18,490
 Additional paid-in-capital                                         1,751,218           1,751,218
 Accumulated other comprehensive income                                (4,195)              7,421
 Note receivable-stock                                               (942,250)           (942,250)
 Retained earnings                                                 18,960,209          16,892,556
                                                                  -----------         -----------
      Total stockholders' equity                                   19,783,472          17,727,435
                                                                  -----------         -----------
      Total liabilities and stockholders' equity                 $ 26,344,247          31,775,135
                                                                  ===========         ===========



See accompanying notes to consolidated financial statements.

                       POLK AUDIO, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND RETAINED EARNINGS
                                  (Unaudited)

                                   Quarter ended                Nine months ended
                             --------------------------    --------------------------
                               Dec. 27,       Dec. 28,       Dec. 27,       Dec. 28,
                                 1998           1997           1998           1997
                             -----------    -----------    -----------    -----------
Sales                        $18,153,680     12,952,611     54,674,775     32,979,964
Cost of goods sold            11,109,547      7,809,892     33,247,972     20,266,856
                             -----------    -----------    -----------    -----------
  Gross profit                 7,044,133      5,142,719     21,426,803     12,713,108

Selling, research, general
 and administrative
 expenses                      5,847,482      4,570,908     17,410,238     13,219,511
                             -----------    -----------    -----------    -----------

Operating income (loss)        1,196,651        571,811      4,016,565       (506,403)
                             -----------    -----------    -----------    -----------
Other income(expense):
Interest income                   17,437            184         47,650         16,507
Interest expense                  (4,250)       (86,070)       (68,291)      (187,591)
Royalty income                   211,056        145,000        424,740        315,903
Provision for loss on
 Investment                     (400,000)           ---       (600,000)           ---
Other, net                       (11,883)        (6,393)       (38,011)        (6,393)
                             -----------    -----------    -----------    -----------

Other income (expense)          (187,640)        52,721       (233,912)       138,426
                             -----------    -----------    -----------    -----------

Earnings (loss) before
 income taxes                  1,009,011        624,532      3,782,653       (367,977)

Income taxes                     578,000        253,000      1,715,000       (153,000)
                             -----------    -----------    -----------    -----------
Net earnings(loss)               431,011        371,532      2,067,653       (214,977)

Retained earnings at
 beginning of period          18,529,198     15,199,879     16,892,556     15,786,388
                             -----------    -----------    -----------    -----------
Retained earnings at
 end of period               $18,960,209     15,571,411     18,960,209     15,571,411
                             ===========    ===========    ===========    ===========

Earnings(loss) per
 Share - basic                  $0.23           0.20           1.12          (0.12)
                                ======         ======         ======         ======

Earnings (loss) per
 Share - diluted                $0.23           0.20           1.09          (0.12)
                                ======         ======         ======         ======


See accompanying notes to consolidated financial statements.

                        POLK AUDIO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended
                                                    ---------------------------
                                                     Dec. 27,         Dec. 28,
                                                       1998             1997
                                                       ----             ----
Cash flows from operating activities:
 Net earnings (loss)                                $2,067,653         (214,977)
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation and amortization                      1,702,523        1,657,165
  Gain on sale of fixed assets                          (6,425)          (1,500)
  Deferred income taxes                                (60,000)        (211,000)
  Provision for loss on investment                     600,000              ---
  Increase in accrued product warranty                 239,054           36,000
  Decrease in other liabilities                         (4,549)             ---
  Increase (decrease) from changes in working
   capital:
    Accounts receivable                              7,363,939        1,514,913
    Inventories                                        314,286       (2,220,905)
    Income taxes recoverable or payable             (1,028,525)         (96,421)
    Prepaid expenses and other current assets         (130,653)        (361,993)
    Accounts payable, trade                         (2,338,541)       1,737,843
    Accrued expenses and other current
     liabilities                                       (31,410)        (571,756)
                                                    ----------       ----------

Net cash provided by operating activities            8,687,352        1,267,369
                                                    ----------       ----------

 Cash flows from investing activities:
 Purchases of property and equipment                (1,404,640)      (2,456,741)
 (Increase) decrease in deposits and
  other assets                                          65,341         (599,692)
 Proceeds from sale of property and equipment            6,425            1,500
                                                    ----------       ----------
Net cash used in investing activities               (1,332,874)      (3,054,933)
                                                    ----------       ----------
Cash flows from financing activities:
 Decrease in bank overdraft                           (496,240)         (44,126)
 Net proceeds from (payments on) revolving
  line of credit                                    (3,315,045)       2,111,287
 Payments on term note payable                        (700,000)        (300,000)
 Proceeds from exercise of stock options                   ---          135,000
                                                    ----------       ----------
Net cash used in financing activities               (4,511,285)       1,902,161
                                                    ----------       ----------

Effect of exchange rate changes on cash                (11,616)          78,205

Net increase (decrease) in cash and cash
 Equivalents                                         2,831,577          192,208

Cash and cash equivalents, beginning of period         363,948          422,043
                                                    ----------       ----------
Cash and cash equivalents, end of period            $3,195,525          614,845
                                                    ==========       ==========


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

       The results of operations and cash flows for the periods ended December 27, 1998 and December 28, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) New accounting pronouncements

       Effective March 30, 1998 the Company adopted statement of Financial Accounting standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in an annual financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period of transactions and other events and circumstances from non-owner sources.

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

       A reconciliation of comprehensive income is as follows:

                                      Quarter ended                Nine months ended
                                --------------------------     --------------------------
                                 Dec. 27,        Dec. 28,       Dec. 27,        Dec. 28,
                                   1998            1997           1998            1997
                                ----------      ----------     ----------      ----------
Net earnings (loss)             $  431,011         371,532      2,067,653        (214,977)

Changes in accumulated
 other comprehensive income         (2,100)         28,194        (11,616)         78,205
                                ----------      ----------     ----------      ----------
Total comprehensive income      $  428,911         399,726      2,056,037        (136,772)
                                ==========      ==========     ==========      ==========


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

                                       Quarter ended               Nine months ended
                                --------------------------     --------------------------
                                 Dec. 27,        Dec. 28,       Dec. 27,        Dec. 28,
                                   1998            1997           1998            1997
                                ----------      ----------     ----------      ----------
Net earnings (loss)             $  431,011         371,532      2,067,653        (214,977)
                                ==========      ==========     ==========      ==========

Weighted average number
 of shares - basic               1,849,035       1,843,435      1,849,035       1,834,156

Effect of dilutive stock
 options                            50,166          14,458         45,679             ---
                                ----------      ----------     ----------      ----------
Weighted average number of
Shares - diluted                 1,899,201       1,857,893      1,894,714       1,834,156
                                ==========      ==========     ==========      ==========

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

RESULTS OF OPERATIONS

       For the third quarter of fiscal 1999, net earnings were $431,011 or $0.23 per diluted share, compared with $371,532 or $0.20 per share, for the third quarter of fiscal 1998. For the nine months, net earnings were $2,067,653 or $1.09 per diluted share in fiscal 1999, compared with a net loss of $(214,977) or $(0.12) per share in fiscal 1998. The following table presents the components of net earnings (loss) as a percentage of net sales for the periods indicated.

                                         Quarter ended               Nine months ended
                                   ------------------------       ------------------------
                                   Dec. 27,        Dec. 28,       Dec. 27,        Dec. 28,
                                     1998            1997           1998            1997
                                          (Unaudited)                    (Unaudited)
                                   ------------------------       ------------------------
Net sales                            100.0%          100.0%         100.0%          100.0%
Cost of goods sold                   (61.2)          (60.3)         (60.8)          (61.4)
                                    ------          ------         ------          ------
  Gross profit                        38.8            39.7           39.2            38.6
Selling, research, general
 & administrative expenses           (32.2)          (35.3)         (31.9)          (40.1)
                                    ------          ------         ------          ------
  Operating income (loss)              6.6             4.4            7.3            (1.5)

Other income (expense), net           (1.0)            0.4           (0.4)            0.4
                                    ------          ------         ------          ------
  Earnings (loss) before
   income taxes (benefit)              5.6             4.8            6.9            (1.1)
Income taxes(expense) benefit         (3.2)           (1.9)          (3.1)            0.5
                                    ------          ------         ------          ------
  Net earnings (loss)                  2.4%            2.9            3.8            (0.6)
                                    ======          ======         ======          ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, CONTINUED

NET SALES AND GROSS PROFIT MARGIN

       Net sales increased 40.2% to $18,153,680 for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998, and increased 65.8% to $54,674,775 for the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998. The increase in net sales resulted from higher domestic sales resulting from shipments to Circuit City Stores(R), Inc. which commenced in February, 1998, coupled with higher sales resulting from new RT Bookshelf and CS Center-channel products introduced during the September 1998 quarter, partially offset by lower export sales as compared to the prior year.

       Cost of goods sold increased to 61.2% for the third quarter of fiscal 1999 from 60.3% for the third quarter of fiscal 1998 and decreased to 60.8% for the first nine months of fiscal 1999 from 61.4% for the first nine months of fiscal 1998. The decrease in cost of goods sold, as a percentage of net sales, resulted from adverse changes in product and customer sales mix coupled with higher other direct material costs partially offset by increased production volumes and the beneficial effect of increased absorption of manufacturing fixed overhead, as compared to the prior year.

SELLING, RESEARCH, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, research, general and administrative (SRG&A) expenses increased 27.9% to $5,847,482 for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 and increased 31.7% to $17,410,238 for the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998. As a percentage of net sales, SRG&A expenses decreased to 32.2% for the third quarter of fiscal 1999 from 35.3% for the third quarter of fiscal 1998 and decreased to 31.9% for the first nine months of fiscal 1999 from 40.1% for the first nine months of fiscal 1998. The dollar increase in SRG&A expenses primarily resulted from increased variable selling and shipping costs related to higher sales volume coupled with increases in fixed promotion and marketing costs, increased research and development expenditures and increased general and administrative expenses, as compared to the prior year.

OTHER INCOME (EXPENSE) AND INCOME TAXES

       Other income (expense) was $(187,640) for the third quarter of fiscal 1999 as compared with $52,721 for the third quarter of fiscal 1998. Other income (expense) was $(233,912) for the first nine months of fiscal 1999 as compared with $138,426 for the first nine months of fiscal 1998. During the third quarter of fiscal 1999, the Company recorded an additional provision for loss on its investments in common and preferred stock of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, CONTINUED

Genesis Technologies, Inc.(TM) (the "Genesis Investments") in the amount of $400,000. An allowance was also recorded during the second quarter of fiscal 1999 in the amount of $200,000 bringing the total reserve against the Genesis Investments to $600,000 or 100% of the book value of the Genesis Investments as of December 27, 1998. Management of the Company is continuing to evaluate the future prospects of Genesis, the recoverability of the Genesis Investments and the Company's alternative courses of action.

       Income taxes, as a percentage of earnings before income taxes, were 57.3% for the third quarter of fiscal 1999 compared to 40.5% for the third quarter of fiscal 1998, and were 45.3% for the first nine months of fiscal 1999 compared to 41.6% for the first nine months of fiscal 1998, reflecting reserves taken to reflect the likelihood that long-term capital losses resulting from the write-down of the Genesis Investments will not be deductible.

SEASONALITY

       The home audio market is somewhat seasonal, with the majority of the Company's sales and earnings occurring historically in the quarters ending December and March. The Company is still evaluating the impact of its sales to Circuit City Stores, Inc. and its impact on the Company's long-term sales and earnings trends.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has historically financed its operations through cash generated by operations, term loan borrowings, revolving credit line borrowings and normal trade credit extended by its suppliers. Net cash provided by operating activities during the first nine months of fiscal 1999 was $8,687,352. As of December 27, 1998, the Company's working capital was $14,068,024 and its current ratio was 3.3 to 1. In addition, the Company presently has an unsecured revolving credit agreement with a commercial bank providing for maximum borrowings of $7,000,000, all of which was available at December 27, 1998. The Company also had an unsecured five-year term loan agreement with the same bank for $2,000,000, of which $0 was outstanding at December 27, 1998. The Company believes working capital and temporary borrowings from its credit agreements will be sufficient to meet its current operating needs and anticipated capital expenditures for the remainder of fiscal 1999.

YEAR 2000 ACTION PLAN

       The Company has adopted a Year 2000 Action Plan (the "Plan") which identifies the process by which the Company will address Year 2000 related issues. It also establishes a committee represented by all departments of the Company assigned the responsibility to complete Year 2000 preparations with a targeted date of no later than September 30, 1999. The Plan strives to identify Year 2000 issues, assesses its impact on Company operations, identifies the cost, and outlines the implementation and testing plan to have critical software and hardware platforms Year 2000 compliant. As of the date of this filing the Company believes it has identified all critical systems and is continuing to assess their compliance. The Company continues to be in the testing phase of the project for those systems believed to be Year 2000 compliant.

       Costs associated with the Year 2000 project primarily include costs incurred to upgrade internal software and hardware platforms not currently Year 2000 compliant. The Company estimates that these costs will be incurred in the normal course of business as software and hardware is ordinarily upgraded to keep pace with technological advances. Actual costs could range to $200,000 over a period of twelve months, most of which will be capitalized.

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

       The Company relies heavily on materials and components for incorporation into its products that are currently being provided by a number of suppliers, both international and domestic. An interruption in supply from one or a combination of these suppliers could adversely affect the Company's ability to supply product to its customers. As of the date of this filing, the Company has received reasonable representations from approximately 50% of these suppliers that they expect to provide uninterrupted service into the year 2000. Second requests have since been sent to those vendors that have not yet responded.

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

Item 3.  Defaults Upon Senior Securities
           None.

Item 4.  Submission of Matters to a Vote of Security Holders
           None.

Item 5.  Other Information
           None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits required by Item 601 of Regulation S-K are set forth below.

           Exhibit No.                              Reference
           -----------                              ---------
           27.0 Financial Data Schedule             Page 13

      (b)  Reports on Form 8-K:

       On November 23, 1998, the Company announced the disposition of its Eosone and Genesis Technologies, Inc. interests.

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

                                                POLK AUDIO, INC.
                                                ----------------
                                                (Registrant)


            February 9, 1999      /s/ George M. Klopfer
                                  -----------------------
                                  George M. Klopfer
                                  Chief Executive Officer


                                  /s/ Gary B. Davis
                                  -----------------------
                                  Gary B. Davis
                                  Treasurer, Chief Financial Officer
                                   and Chief Accounting Officer