Form 10-Q/A
period 1998-12-27
POLK AUDIO INC
filed 1999-04-28
CIK 793982

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 Form 10-Q/A


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


       Cost of goods sold increased to 61.2% for the third quarter of fiscal 1999 from 60.3% for the third quarter of fiscal 1998 and decreased to 60.8% for the first nine months of fiscal 1999 from 61.4% for the first nine months of fiscal 1998. The increase in cost of goods sold during the third fiscal quarter as compared with the prior year, as a percentage of net sales, resulted from adverse changes in product and customer sales mix coupled with higher other direct material costs representing 3.1% on net sales, partially offset by increased production volumes and the beneficial effect of increased absorption of manufacturing fixed overhead representing 2.2% on net sales. The decrease in cost of goods sold for the first nine months of fiscal 1999 as compared with the prior year, as a percentage to net sales, resulted from increased production volumes and the beneficial effect of increased absorption of manufacturing fixed overhead representing 3.8% on net sales partially offset by adverse changes in product and customer sales mix representing 3.2% on net sales. Based on current information, the Company has reason to believe that gross margins may continue to be adversely affected by under absorbed manufacturing fixed overheads for the remainder of fiscal 1999 as compared with the prior year.


SELLING, RESEARCH, GENERAL AND ADMINISTRATIVE EXPENSES


       Selling, research, general and administrative (SRG&A) expenses increased 27.9% to $5,847,482 for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 and increased 31.7% to $17,410,238 for the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998. As a percentage of net sales, SRG&A expenses decreased to 32.2% for the third quarter of fiscal 1999 from 35.3% for the third quarter of fiscal 1998 and decreased to 31.9% for the first nine months of fiscal 1999 from 40.1% for the first nine months of fiscal 1998. The dollar increase in SRG&A expenses for the third quarter of fiscal 1999 primarily resulted from higher variable selling and shipping costs of approximately 12% related to sales volume increases coupled with increases in fixed promotion, marketing, research and development and general and administrative expenses of approximately 33% when compared with the third quarter in the prior year. The dollar increase in SRG&A expenses for the nine month period resulted from higher variable selling and shipping costs of approximately 49% related to sales volume increases coupled with increases in fixed promotion, marketing, research and development and general and administrative expenses of approximately 27% when compared with the prior year. Based on current information, the Company has reason to believe that SRG&A expenses will increase, as a percentage to net sales for the remainder of fiscal 1999 as compared with the prior year.


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

Item 1.  Legal Proceedings
           None.

Item 2.  Changes in Securities
           None.

Item 3.  Defaults Upon Senior Securities
           None.

Item 4.  Submission of Matters to a Vote of Security Holders
           None.

Item 5.  Other Information
           None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits required by Item 601 of Regulation S-K are set forth below.


           Exhibit No.                              Reference
           -----------                              ---------
           27.0 Financial Data Schedule*            Page 13


      (b)  Reports on Form 8-K:

       On November 23, 1998, the Company announced the disposition of its Eosone and Genesis Technologies, Inc. interests.


*  Previously filed

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

                                                POLK AUDIO, INC.
                                                ----------------
                                                (Registrant)


            April 27, 1999        /s/ George M. Klopfer
                                  -----------------------
                                  George M. Klopfer
                                  Chief Executive Officer


                                  /s/ Gary B. Davis
                                  -----------------------
                                  Gary B. Davis
                                  Treasurer, Chief Financial Officer
                                   and Chief Accounting Officer